Form 10-K
period 2022-12-31
BIOLARGO, INC.
filed 2023-03-31
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐    No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $40,752,460.

The number of shares outstanding of the issuer’s class of common equity as of March 29, 2023, was 283,192,091. No preferred shares are issued or outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s definitive Proxy Statement for its annual meeting of stockholders to be filed within 120 days of the end of the Registrant’s fiscal year ended December 31, 2022.

PART I

ITEM 1. BUSINESS

USE OF FORWARD-LOOKING STATEMENTS IN THIS REPORT

This annual report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

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

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. We have included important risks and uncertainties in the cautionary statements included in this Annual Report; particularly, the section titled “Risk Factors” incorporated by reference herein. We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In the light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made.

When we refer in this report to “BioLargo,” the “Company,” “our Company,” “we,” “us” and “our,” we mean BioLargo, Inc., and our subsidiaries, including BioLargo Life Technologies, Inc., which holds our intellectual property; ONM Environmental, Inc., which manufactures, markets, sells and distributes our odor and volatile organic compound control products; BioLargo Energy Technologies, Inc. (“BETI”), formed to commercialize our proprietary battery technology; our Canadian subsidiary BioLargo Water, Inc., which develops and markets our AOS water treatment technologies; BioLargo Engineering, Science & Technologies, LLC (“BLEST”), a professional engineering services division in Oak Ridge Tennessee; BioLargo Equipment Solutions & Technologies, Inc.; BioLargo Development Corp., which employs and provides benefits to our employees; and Clyra Medical Technologies, Inc. (“Clyra Medical”), which commercializes our technologies in the medical and dental fields. All subsidiaries are wholly owned, except for BETI, BLEST and Clyra Medical.

Our Business - Innovator and Solution Provider

BioLargo, Inc. invents, develops, and commercializes innovative platform technologies to solve challenging environmental problems like PFAS contamination (per- and polyfluoroalkyl substances), advanced water and wastewater treatment, industrial odor control, air quality control, infection control, and myriad environmental remediation challenges. Having conducted continual and extensive research and development, BioLargo holds a wide array of issued patents, maintains a robust pipeline of products, and provides full-service environmental engineering. With a keen emphasis on partnerships with academic, government, and commercial organizations and associations, BioLargo has proven itself by executing on challenging environmental engineering projects, demonstrating its powerful technologies through pilots, trials, and early commercial adoption, publishing high-impact academic and industry publications, and winning over 90 grants. We monetize our innovations through direct sales and recurring service contracts, as well as through channel partnerships, meaning licensing agreements, exclusive and non-exclusive distribution agreements, brand development partnerships, sale referral partnerships, strategic joint venture formation, and/or the sale of the IP. Channel partnerships allow us to extend the commercial reach of our products and services disproportionately to our core infrastructure and staffing.

Our revenues more than doubled in 2022 as compared with 2021, and that trend is continuing in the first quarter of 2023. The standout has been the pet odor product (brand name “Pooph”) sold by our consumer packaged goods partners at Ikigai Marketing Works, whose sales contributed significantly to the record product revenues of our odor and VOC control products division ONM Environmental.

We have several key ongoing projects that Company management believes will stimulate accelerated growth through 2023. These are:

●	The launch in major retailers of the Pooph pet odor control product by our consumer packaged goods partners at Ikigai.

●

Our first PFAS removal project at a large industrial site (announced in August 2022), currently in the initial phase of a multi-phase process, which we expect to continue advancing as we engineer a comprehensive PFAS mitigation plan.

●	Expanded commercial roll-out of our PFAS treatment technology through a growing network of sales rep organizations.

●	Garratt-Callahan’s launch of the jointly developed minimal liquid discharge wastewater treatment product.

●	Our engineering work with Ultra Safe Nuclear.

●	Our engineering services division’s engagements as consultants to support large capital projects which are sponsored and or financed by the customers.

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

This “critical mass” of credibility as a cleantech solutions provider is a result of our investments in our talented team of engineers, scientists and team members who have a proven track record of executing complex engineering projects, and our history of developing creative and powerful new technologies that work and are best of class. Secondly, our core patented water treatment technologies – the BioLargo Advanced Oxidation System (AOS) and Aqueous Electrostatic Concentrator (AEC) – have now been demonstrated in successful pilot projects, either on-site at a prospective client’s facility, or in-house with client-provided contaminated waters.

Technology

BioLargo has continually advanced its robust portfolio of technologies since the first acquisition of early iterations of the BioLargo technology in the spring of 2007. Our innovations have primarily been developed through our internal resources, and some through acquisition. These include patents, patents pending, and trade secrets that include solutions for:

●	Water decontamination, including:
o	Removal of per- and polyfluoroalkyl substances (PFAS) and chlorides from drinking and ground water
o	Micro-pollutant destruction and removal
o	Legionella detection and water treatment solutions
o	Minimum and zero liquid discharge systems (MLD/ZLD)
o	Disinfection
o	Electro-oxidation
●	Battery energy storage
●	Air quality controls and systems including odor and VOC control
●	Mineral processing
●	Infection control
●	Wound management
●	Disinfection

Talent

We have grown our team to 33 team members and numerous other part-time consultants, including highly qualified PhDs, engineers, MDs and medical professionals, construction professionals, field service technicians, innovators, sales marketing specialists, entrepreneurial and executive leadership.

Purpose

Our mission to make life better drives us to serve others with integrity, knowledge, technology, and solutions that protect the environment, improve quality of life, and protect lives. Most of our technologies were developed from the ground-up to be sustainable, practical solutions to significant global challenges. We are unique in our ability to tailor our offerings to serve our customers with proven expertise, proven technology and, if needed, we often have the ability to develop new technical solutions to meet our customers’ needs.

Combating the PFAS Forever-Chemical Crisis – the AEC

One of the most significant and timely innovations in our portfolio is our per- and polyfluoroalkyl substances (PFAS) removal and collection/disposal solution we call the Aqueous Electrostatic Concentrator (AEC). Our engineers developed and are now commercializing the AEC, which is a novel water treatment system that removes PFAS from water at a lower operating cost and generating only a fraction of the PFAS-laden waste of the most common currently used solutions (carbon filtration, ion exchange, and reverse osmosis). PFAS chemicals have been linked to cancer, immune disorders, liver dysfunction, and many other human health problems, and are contained in a vast range of manufactured goods, common household products (e.g., cleaning products, cookware), and electronics, and contaminate drinking water in unsafe levels all over the globe.

PFAS is often referred to as the “contaminant of the decade”, and as such, it is considered a multi-billion dollar commercial market opportunity. The EPA proposed new drinking water standards on March 14, 2023, limiting certain PFAS chemicals to four parts per trillion – a standard our AEC can meet. We believe these proposed rules will continue to push the market to find and adopt commercially viable solutions to remove PFAS chemicals from water. Additionally, some emerging regulations on PFAS in the U.S. are expected to skew the market toward seeking treatment technologies that produce as little PFAS-laden solid waste as possible, a favorable trend for our AEC that generates very little PFAS-laden waste. Detection of unsafe levels of PFAS around the world has given rise to a number of market opportunities, including in drinking water, industrial wastewater, municipal wastewater, solid waste, organic foods and more.

We have successfully validated the AEC as an effective system to selectively extract and collect PFAS chemicals from contaminated water including performance testing that shows “non-detect” levels of removal, which meets new EPA standards. We have demonstrated more than nine months of continuous operation showing no materially significant degradation of the AEC system’s components or performance over time. We have also successfully demonstrated that the AEC is scalable to a commercial scale and that our engineering team has the proven experience to successfully deliver systems to meet the needs of a commercial installation and sale. Our team has a history of successful execution in the environmental remediation industry and the knowhow to successfully commercialize the AEC.

In August 2022, our engineering division secured its first customer to engineer a comprehensive PFAS mitigation plan for an industrial site. The customer contract is for the first phase of what is expected to be a multi-phase comprehensive PFAS remediation project. The contract was secured in collaboration with a new channel partner, which has been appointed to promote, market, and distribute BioLargo’s water treatment equipment and PFAS-related engineering and project integration services. We recently delivered a proposal for a system that will serve as a mobile commercial pilot, and scoping, preliminary design and budget for the building of the full-scale system.

The AEC’s commercial roll-out will be executed with the help of a network of sales representative organizations whose role will be to market and sell the treatment system, related equipment, and the Company’s engineering services to municipal and industrial customers across the country. We have secured channel partner agreements with several sales representative organizations ensuring coverage for most of the continental United States.

In October 2022, we entered into a channel partner agreement with Product Recovery Management, Inc. to sell, distribute and act as a contract manufacturer for the AEC and other BioLargo water treatment technologies. Product Recovery Management (PRM), based out of Butner, NC, is a UL-certified equipment integrator specializing in remediation services with over 40 years of history serving customers. PRM designs and manufactures treatment systems that address a wide variety of contamination challenges in the remediation and landfill industries, including PFAS contamination. Their Butner operations include a 250,000 square foot manufacturing facility with large-scale fabrication capabilities.

We are also in negotiations with multiple prospective industrial and municipal customers to treat PFAS contaminated water.  In light of the fact that we now have our first commercial project under contract, we believe that our expected success with an industrial customer will be a key factor to help advance marketing efforts in the municipal market as well as potentially minimizing the need for small scale field piloting, which can be expensive and time consuming.

ONM Environmental - Industrial Odor and VOC Solutions

ONM Environmental, Inc. is BioLargo’s subsidiary that delivers robust and comprehensive products and services to control and mitigate odor and volatile organic compounds (“VOCs”) emitted from a variety of industrial activities, including landfills and other waste handling facilities. Its flagship product – CupriDyne® Clean – reduces and eliminates tough odors and VOCs in various industrial settings. CupriDyne® Clean is delivered through misting systems, sprayers, water trucks and similar water delivery systems designed, manufactured and installed by ONM. We believe the product is the number-one performing odor-control product in the market, and that it offers substantial savings to our customers compared with competing products. ONM Environmental holds General, Electrical, Plumbing and Low Voltage contractor licenses issued by the California Contractors State License Board, and offers a menu of services to landfills, transfer stations, wastewater treatment facilities as well as facilities in non-waste related industries. These services include engineering design, construction, installation, ongoing maintenance and on-site support services to assist our clients in the implementation and continued use of the various systems that deliver our liquid products in the field (such as misting systems).

We have been and expect to continue selling product to the largest solid waste handling companies in the country, with a portion of chemistry product sales resulting from national purchasing agreements (NPAs), and are also serving municipalities.

In addition to its goal to keep growing its revenues organically through the sale of odor and VOC control chemistry and air quality control systems to its primary market segment (municipal solid waste handling in California), ONM Environmental aims to accelerate its growth through development of new sales and distribution channels without being limited by our own sales and distribution infrastructure, such as through our partnership with Ikigai Marketing Works, LLC (see “Consumer Packaged Goods Products” below).

Consumer Packaged and Private-Label Products

We sell pet odor-control products under the brand “Pooph” to Ikigai Marketing Works, LLC, founded by accomplished industry executives from the consumer-packaged goods industry who have executed successful launches of at least five blockbuster products. After a successful test marketing phase, they have been executing a national advertising campaign through extensive television and internet advertising and have launched the product for web sales on their own website and on Amazon. In late 2022, Ikigai launched the Pooph product in a limited number of Walmart retail stores, to Walmart stores nationwide in the second quarter of 2023. Our agreement with Ikigai grants them an exclusive license to sell the Pooph pet odor-control product, and requires, in addition to purchasing product from us at an agreed-upon manufacturing margin, they are required to pay us an additional six percent of their sales.

As Ikigai has expanded their national television advertising expanding, their sales have increased, and correspondingly, their purchase of product from us has increased, such that for the year ended December 31, 2022, it comprised almost 50% of our total revenue. Ikigai management expects this trend of growth to continue as the product experiences increased adoption in retail stores around the country.

South Korean Joint Venture

On February 12, 2020, we executed a “Joint Venture Framework Agreement” with a leading wastewater treatment solution provider based in South Korea (BKT Co. Ltd., “BKT”), to create a South Korean entity that would manufacture odor and VOC control products based on our CupriDyne® Clean products. We own 40% of the joint venture. Although the joint venture established manufacturing and is marketing the product, the COVID-19 pandemic significantly impacted the expected growth of the company. While the management team continues to market the product to industrial clients, their efforts have struggled to gain a foothold, and we are in discussions to expand their license to allow for the sale of consumer products.

Full Service Environmental Engineering

Our subsidiary BioLargo Engineering, Science & Technologies, LLC (“BLEST”) offers full service environmental engineering to third parties and provides engineering support services to our internal teams to accelerate the commercialization of our technologies.

BLEST focuses its efforts in three areas:

●	providing engineering services to third-party clients;

●	supporting internal product development and business units’ services to customers (e.g., the AOS); and

●	advancing their own technical innovations such as the AEC PFAS treatment technology and the battery energy storage system which was recently added to the portfolio.

The subsidiary is located in Oak Ridge (a suburb of Knoxville, Tennessee), and employs a group of scientists and engineers most of whom collectively worked together for almost 30 years and have experience in diverse engineering fields. The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. Many of the other team members are also former employees of CB&I and Shaw, with the exception of more recent staff hires. The team is highly experienced across multiple industries and are considered experts in their respective fields, including: chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting, project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities. The team has decades of high-level experience in the energy industry. The engineering team has also developed an extended network of trusted engineering subcontractors that assist in serving specific client projects as needed.

In association with Garratt-Callahan, a national industrial water treatment company, BLEST developed a “minimal liquid discharge” (MLD) wastewater treatment system based on Garratt-Callahan’s patented technology that is able to reduce industrial wastewater discharge and therefore reduce wastewater discharge fees for customers. Garratt-Callahan is currently marketing the MLD system to its customers. BLEST will serve as the manufacturing partner and Garratt-Callahan will serve as the selling distributor to leverage their national sales force and over one hundred years of providing services and products to customers. BioLargo’s engineers completed the first full-scale prototype of this new technology and tested it with Garratt-Callahan client provided water, with Garratt-Callahan technical staff present on-site at BLEST’s facility. In this “factory acceptance” testing, the system removed over 98% of the target contaminants from water in continuous operation, in line with results achieved by Garratt-Callahan’s original bench-scale and batch processing tests. This factory acceptance testing was a necessary step before commercial trials and/or sales to Garratt-Callahan customers could begin. Garratt-Callahan has identified multiple customer prospects, as has BioLargo, through its own marketing efforts. We remain confident that this innovation and partnership will find commercial success.

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

Waste-to-Energy Conversion Plant Project

In April 2022, our engineering subsidiary was hired by a Southern California based sustainable energy services company to conduct a comprehensive project plan (i.e., “feasibility study”) for a waste-to-energy (WTE) conversion plant in South America – one of multiple projects in planning stages by the company. Our engineers completed the initial feasibility study and have delivered a proposal for the next phase of the project (front end engineering design, aka FEED). The client has also requested feasibility studies and a FEED proposal for WTE plants in Asia.

BioLargo Water and the Advanced Oxidation System – AOS

BioLargo Water is our wholly owned subsidiary located in Edmonton, Alberta, Canada, which has and is commercializing our Advanced Oxidation water treatment system (AOS). The AOS is our patented water treatment device that generates highly oxidative and energetic species of iodine and other molecules which allow it to eliminate pathogenic organisms and organic contaminants rapidly and effectively as water passes through the device. The key value proposition of the AOS is its ability to reduce or eliminate a wide variety of waterborne contaminants with high performance while using very little electricity and input chemicals. This is made possible by the highly oxidative iodine compounds and reactive oxygen species generated within the AOS reactor as well as the unique and proprietary physical constitution and geometry of the reactor. Our proof-of-concept studies and on-site pilot projects have generated results that project the AOS will be more cost- and energy-efficient than commonly used advanced water treatment technologies such as UV, electro-chlorination, and ozonation. Furthermore, our technology has been proven capable of removing hard-to-treat organic micropollutants such as pharmaceuticals from water more quickly and energy-efficiently than other technologies. Together, these characteristics make the AOS an economical and versatile tool to enable wastewater treatment and reuse in the face of emerging water contaminants and increasing regulatory scrutiny on industrial wastewater discharge. The capabilities of the AOS as a sustainable water treatment technology have been the subject of several high-impact academic papers in scientific journals. The company pursues a policy of publishing about the technology in academic journals as much as possible in order to promote transparency about the technology’s safety and efficacy while also contributing to the field of advanced water treatment science. In June of 2022, the fourth peer-reviewed scientific paper about the AOS was published, in the journal Environmental Science and Pollution Research.

In the first quarter of 2022, BioLargo Water received a grant from Next Generation Manufacturing Canada (NGen) to support the company’s collaboration with a specialized electrical component designer to assist in optimizing the electrical performance of the AOS with the ultimate goal of maximizing the lifespan of the AOS’ components. In the second quarter of 2022, the development work funded by this grant advanced, focusing on improving the performance of the conductive materials within the AOS which allow for water disinfection and decontamination.

The AOS has been included as a component of treatment train (comprehensive system) for a number of projects being scoped and budgeted through our engineering subsidiary. In addition, it has been included in the catalog of offerings being sold through our independent representatives as well as channel partners.

Municipal Wastewater Treatment Pilot – Montreal

Our commercial-scale AOS demonstration pilot (run in partnership with acclaimed water experts at the Centre des Technologies de L’Eau) at a municipal wastewater treatment plant near Montreal, Quebec, is ongoing and providing important data that shows the AOS is removing five target pharmaceuticals from the wastewater faster and using less electricity than the ultraviolet (UV) disinfections system used in the facility. Notably, the pilot project also showed that the AOS was able to also remove total coliforms (bacteria) from the municipal wastewater more effectively than the UV disinfection system currently in use at the facility.

In January 2022, BioLargo Water was awarded a grant from the government of Canada’s Natural Sciences and Engineering Research Council (NSERC) that allowed for the extension of the pilot project to allow for use of a new, higher flow-rate AOS system, as well as the installation of an AEC system at the pilot to assess its removal of PFAS chemicals from the municipality’s wastewater, which was completed successfully.

Clyra Medical Technologies

Clyra Medical Technologies, Inc. is our partially owned subsidiary creating medical products based on our technology. It is launching a product to be used by surgeons generally, with a first target market aimed toward orthopedic surgeons for use as a wound irrigation solution and to help manage patient care and outcomes and, for wound care. Clyra has secured its first two hospital customers for the product, established a robust quality control system for FDA compliance, recruited a national director of sales, and is negotiating with three separate channel partners to form a commercial alliance. It has secured its first manufacturer’s representatives and is actively expanding these efforts to build out a national rep network. Its other product designs are on hold until such time as it is able to secure the capital and resources to complete any final development and support additional inventory, technical support and sales for these products. There are channel partnerships in development for Clyra’s Bioclynse product in three separate healthcare markets.

BioLargo Energy Technologies, Inc.

BioLargo acquired a proprietary sodium-sulfur battery technology and has formed and secured initial capital for a subsidiary – BioLargo Energy Technologies, Inc. (“BETI”) – designed to address the ongoing shift toward renewable energy production and the growth in global electricity demand, and the consequent drastic expansion in energy storage capacity in the US and world-wide that will be needed to accommodate increased demand and the intermittent nature of renewable energy sources like wind and solar.

BETI will lead the manufacturing, scale-up, and operations for the sodium-sulfur battery technology with the help of one of the technology’s original developers, who has joined BETI. Batteries built based on the underlying technology a decade ago demonstrated features that far surpass comparable lithium-ion batteries, the dominant incumbent technology in the market:

●

This sodium-sulfur battery technology demonstrates increased safety, no runaway fire risks, and a more sustainable design – with no rare-earth elements – that is capable of being manufactured completely from the domestic supply chain.

●	Unlike lithium-ion batteries, BioLargo’s battery can charge and discharge completely, with no degradation of performance, ensuring virtually unlimited charge/discharge cycles, without self-discharge.

●	BioLargo’s battery technology also demonstrates increased energy efficiency and energy density in comparison to lithium-ion batteries, and a longer useful life expectancy of at least 10 years.

BioLargo’s battery uses common, inexpensive, domestically available materials, and through its unique design and manufacturing process, creates an energy storage solution that has higher energy density than lithium virtually unlimited charge/discharge cycles, stable and secure supply chain management, and which is far safer than lithium-ion batteries, the current dominant energy storage technology. While the concept of sodium-sulfur salt batteries is not new (a concept conceived more than 80 years ago), no known competing ‘salt’ battery can match the performance metrics of our battery.

Our battery technology operates at higher temperatures, and its casing and materials when combined, are heavier than lithium-ion, making it more suitable for stationary energy storage applications like grid-scale energy storage, electric vehicle charging stations, and commercial and residential energy storage, and believed to be less suitable for placement into electric vehicles or portable electronics.

Conclusion

BioLargo has advanced its technologies and infrastructure to achieve a critical mass to capitalize on its commercial efforts and have a positive impact around the world with clean water, clean air, and infection control solutions. We have a scalable business model that targets high-impact cleantech market opportunities. We leverage our considerable scientific, engineering, and entrepreneurial talent to monetize our technologies and ensure high-quality customer service and increased revenue potential. We seek to unlock the value of our portfolio of disruptive technologies to advance our mission to “make life better” and continue creating shareholder value.

Intellectual Property

We have 25 patents issued, including 19 in the United States, and multiple pending. We believe these patents provide a foundation from which to continue building our patent portfolio, and we believe that our technology is sufficiently useful and novel that we have a reasonable basis upon which to rely on our patent protections. We also rely on trade secrets and technical know-how to establish and maintain additional protection of our intellectual property. As our capital resources permit, we expect to expand our patent protection as we continue to refine our inventions as well as make new discoveries. See the detailed discussion below of our patent portfolio.

We regard our intellectual property as critical to our ultimate success. Our goal is to obtain, maintain and enforce patent protection for our products and technologies in geographic areas of commercial interest and to protect our trade secrets and proprietary information through laws and contractual arrangements.

We incurred approximately $1,319,000 in expense related to our research and development activities in the year ended December 31, 2022, and $1,367,000 in the year ended December 31, 2021.

The description of our intellectual property, at present, is as follows:

U.S. Patents

●            U.S. Patent 11,565,947 issued January 31, 2023, related to the mitigation of microbe buildup within a potable water supply system, incorporating the use of certain BioLargo technologies.

●            U.S. Patent 11,457,632, issued October 5, 2022, relating to liquid antimicrobial disinfectant compositions for treatment of coronaviruses and SARS-CoV-2 on skin and surfaces, which have extended antimicrobial and antiviral activity for more than 24 hours, are suitable for personal, clinical and surgical use, and are safe to skin, mucous membranes and wounds.

●            U.S. Patent 10,654,731, issued on May 19, 2020, 10,238,990, issued on March 26, 2019, and 10,051,866, issued on August 21, 2018, which protect our AOS system.

●            U.S. Patent 10,046,078, issued on August 14, 2018, relating to the misting systems that eliminate odors in waste transfer stations, landfills, and other waste handling facilities.

●            U.S. Patent 9,883,653 issued on February 6, 2018, which encompasses a litter composition used in the absorption of animal wastes.

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

●            U.S. Patent 8,679,515 issued on March 25, 2014, titled “Activated Carbon Associated with Alkaline or Alkali Iodide,” which provides protection for our BioLargo AOS filter.

●            U.S. Patent 8,642,057, issued on February 4, 2014, titled “Antimicrobial and Antiodor Solutions and Delivery Systems,” relating to our liquid antimicrobial solutions, including our gels, sprays and liquids imbedded into wipes and other substrates.

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

Pending Patent Applications

Subject to adequate financing, we intend to continue to expand and enhance our suite of intellectual property through ongoing focus on product development, new intellectual property development and patent applications, and further third-party testing and validations for specific areas of focus for commercial exploitation. We currently anticipate that additional patent applications will be filed during the next 12 months with the USPTO and the PCT, although we are uncertain of the cost of such patent filings, which will depend upon the number of such applications prepared and filed. The expenses associated with seeking patent rights in multiple foreign countries is expensive and will require substantial ongoing capital resources. However, we cannot give any assurance that adequate capital will be available. Without adequate capital resources, we will be forced to abandon patent applications and irrevocably lose rights to our technologies.

Our Company

BioLargo, Inc. is a corporation organized under the laws of the state of Delaware. Our common stock is quoted on the OTC Markets OTCQB “Venture Marketplace” under the trading symbol “BLGO”.

Our corporate offices are located at 14921 Chestnut St., Westminster, California 92683. We have a research facility and offices at the University of Alberta in Canada, and our engineering team is located at 105 Fordham Road in Oak Ridge, Tennessee. Our telephone number is (888) 400-2863. We operate through multiple subsidiary entities.

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

As of December 31, 2022, and as the date of this report, our executive officers were:

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

Employees

As of March 29, 2023, we had 33 employees, of which 32 were full-time. Our employees including professional engineers, masters of engineering, and PhDs, as well as sales, support and administrative personnel. We also utilize consultants and independent contractors on an as-needed basis who provide certain specified services, such as professional engineers used from time to time by our engineering group in Tennessee.

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

Risks relating to our Financial Condition

We have incurred net losses on an annual basis since our inception and may continue to experience losses and negative cash flow in the future.

We have not yet generated enough revenue or gross profit from operations to fund our expenses, and, accordingly, we have incurred net losses every year since our inception. We recorded net loss of $5,132,000 for the year ended December 31, 2022, and a net loss of $6,894,000 for the year ended December 31, 2021. At December 31, 2022, we had $1,851,000 cash and cash equivalents. We have funded the majority of our activities through the issuance of equity securities, both at corporate level and through direct third-party investments in our subsidiaries. Although we are devoting more energy and money to our sales and marketing activities, and our revenues have increased year-over-year for the last eight years, we continue to anticipate net losses and negative cash flow for the foreseeable future. Our ability to reach positive cash flow depends on many factors, including our ability to fund sales and marketing activities, the rate of client adoption of our products, and the efforts and success of third parties, such as Ikigai Marketing Works that sells an odor-control product for pets based on our technology. We may continue to incur losses and experience negative cash flows from operations for the foreseeable future. If we cannot achieve positive cash flow from operations or net income, we may need to raise additional capital on acceptable terms.

Our cash requirements are significant. We will continue to require additional financing to sustain our operations and without it we may not be able to continue operations.

Our cash requirements and expenses continue to be significant. For the year ended December 31, 2022, we used $2,762,000 cash in operations, and at December 31, 2022, we had working capital of $1,587,000, and current assets of $3,153,000. In order to become profitable, we must significantly increase our revenues. Although our revenues are increasing through sales of our private-label products and from our engineering division, we expect to continue to use cash for the foreseeable future as it becomes available, and expect to continue to need to sell our securities to fund operations.

Our auditor’s report for the year ended December 31, 2022, includes an explanatory paragraph in their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional financing to continue these operations.

We have relied on private securities offerings, as well as sales of stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”; see Part II, Item 9B), to provide cash needed to close the gap between operational revenue and expenses. Our ability to rely on private financing may change if the United States enters a recession, if the Dow Industrial Average or Nasdaq composite decline significantly, if interest rates rise, if real estate values decline, if international events affect the global economy, or many other factors that impact private investors’ willingness to invest in high-risk companies. Thus, while we have been able to rely on private investments in the past, we may not be able to do so in the near future.

During the year ended December 31, 2022, we relied on our financing agreement with Lincoln Park to sell shares and raise capital, as well as other private investors, and received approximately $2,600,000 in gross proceeds. These sales of our common stock are dilutive to our existing stockholders. We intend to continue these financing activities, and thus intend to continue to dilute existing and future stockholders.

Our ability to access capital markets could be limited.

From time-to-time, we may need to access capital markets to obtain long-term and short-term financing. However, our ability to access capital markets could be limited or adversely affected by, among other things, the performance of the stock market in general, interest rates, our asset base, our track record in the industries in which we operate, our financial condition, and the health or market perceptions of the US or global economy. In addition, many of the factors that affect our ability to access capital markets, including the liquidity of the overall capital markets in general and the lack of liquidity for our common stock and the state of the economy, among others, are outside of our control. No assurance can be given that we will be able to access capital markets on terms acceptable to us when required to do so, which could adversely affect our business, financial condition and results of operations.

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

Some of our revenues are dependent on the marketing efforts of third parties.

We manufacture and sell private-labeled odor-control products to third parties who market those products to consumers and retailers. A significant amount of our revenue in the year ended December 30, 2022 (almost 50%), was from sales to one such third party. We have no control over that third-party’s marketing budget or sales activities. If they curtail their marketing efforts, currently through national television advertising, our sales to them could decrease. If they discontinue their marketing campaign, our sales to them would be significantly reduced.

A significant portion of our revenue is concentrated with a select number of customers.

In the last year, almost 50% of our total revenue was from one customer, and an addition 10% from one other customer. In the prior year, three customers made up approximately 36% of our total revenue. A disruption in our relationship with any of these customers could adversely affect our business. Our customers’ demand for our products may fluctuate due to factors beyond our control, including their willingness to spend money on advertising, the success of such advertising, and their success of selling to retail accounts. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers, or any significant reduction in orders from, or a shift in product mix by, customers could have a material adverse effect on our business, results of operations, or financial condition.

Our revenue growth rate may not be indicative of future performance and may slow over time.

Although our revenues have grown over the last several years and in recent quarters, our revenue growth rate may slow over time for a number of reasons, including increasing competition, market saturation, slowing demand for our products and services, increasing regulatory costs and challenges, the impact of COVID-19, and failure to capitalize on growth opportunities.

We do not have contracts with customers that require the purchase of a minimum amount of our products.

Very few of our customers provide us with firm, long-term or short-term volume purchase commitments. As a result, we could have periods during which we have no or limited orders for our products but will continue to have fixed costs. We may not be able to find new customers in a timely manner if we experience no or limited purchase orders. Periods of no or limited purchase orders for our products would adversely affect our business, financial condition and results of operations.

Supply Chain Challenges

As we emerge with new products like our AEC and AOS water treatment systems, and battery storage systems, we will likely face supply chain challenges, including supply and pricing volatility, that will be beyond our control that might include steel, electrodes, membranes, electronic components (like chips), raw chemicals. We predict that at some level we may face delays and or extended delivery times for systems sold to clients and that could lead to delays in our anticipated growth.

We need to outsource and rely on third parties for the manufacture of the chemicals, material components or delivery apparatus used in our technology and products, and part of our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

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

To the extent that we rely on other companies to manufacture the chemicals used in our technology, our products, or sell or market products incorporating our technology, we will be dependent on the timeliness and effectiveness of their efforts. If any of these parties does not perform its obligations in a timely and effective manner, the commercialization of our technology could be delayed or curtailed because we may not have sufficient financial resources or capabilities to continue such efforts on our own.

We rely on a small number of key supply ingredients in order to manufacture our odor control products, including CupriDyne Clean and our private-label products.

The raw ingredients used to manufacture our liquid odor control products are readily available from multiple suppliers. However, commodity prices for these ingredients can vary significantly, and the margins that we are able to generate could decline if prices rise. If our manufacturing costs rise significantly, we may be forced to raise the prices for our products, which may reduce their acceptance in the marketplace. Given the current delays in supply chain delivery on a global scale, we are anticipating and developing strategies to manage the expected increases in our cost of raw goods and potential supply limitations which could impact our business and results of operations.

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

We anticipate that expansion will continue to be necessary to address potential market opportunities for our technologies and our products. Our existing infrastructure is limited. While we believe our current manufacturing processes as well as our office and warehousing provide the basic resources to expand to sales of more than $2 million per month, our infrastructure will need more staffing to support manufacturing, customer service, administration as well as sales/account executive functions. There can be no assurance that we will have the financial resources to create new infrastructure, or that any such infrastructure will be sufficiently scalable to manage future growth, if any. There also can be no assurance that, if we invest in additional infrastructure, we will be effective in expanding our operations or that our systems, procedures or controls will be adequate to support such expansion. In addition, we will need to provide additional sales and support services to our partners if we achieve our anticipated growth with respect to the sale of our technology for various applications. Failure to effectively manage an increase in customer demands could result in a material adverse effect on customer satisfaction, our ability to meet our contractual obligations, and our operating results.

Some of the products incorporating our technology will require regulatory approval.

The products in which our technology may be incorporated have both regulated and non-regulated applications. The regulatory approvals for certain applications may be difficult, impossible, time consuming and/or expensive to obtain. While our Company management believes such approvals can be obtained for the applications contemplated, until those approvals from the FDA or the EPA or other regulatory bodies, at the federal and state levels, as may be required are obtained, we may not be able to generate commercial revenues for regulated products. Certain specific regulated applications and their use require highly technical analysis and additional third-party validation and will require regulatory approvals from organizations like the FDA. Certain applications may also be subject to additional state and local agency regulations, increasing the cost and time associated with commercial strategies. Additionally, most products incorporating our technology that may be sold in the European Union (“EU”) will require EU and possibly individual country’s regulatory approval. All such approvals, including additional testing, are time-consuming, expensive and do not have assured outcomes of ultimate regulatory approval.

Our internal controls are not effective.

We have determined that our disclosure controls and procedures and our internal controls over financial reporting are currently not effective. The lack of effective internal controls, has not yet, but could in the future, materially adversely affect our financial condition and ability to implement our business plan, and the accuracy of our financial statements. As more financial resources become available, we need to invest in additional personnel to better manage the financial reporting processes.

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

Our future success is substantially dependent on the efforts of our senior management, particularly Dennis P. Calvert, our president and chief executive officer. The loss of the services of Mr. Calvert or other members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we heavily rely on our ability to attract and retain qualified marketing, scientific and technical personnel. There is intense competition among specialized and technologically-oriented companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit, key marketing, scientific and technical personnel, then the growth of our business could be substantially impaired. At present, we do not maintain key man insurance for any of our senior management, although management is evaluating the potential of securing this type of insurance in the future as may be available.

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

We expect our operating expenses will continue to fluctuate significantly in 2023 and beyond, as we continue our research and development and increase our marketing and licensing activities. Although we expect to generate revenues from licensing our technology in the future, revenues may decline or not grow as anticipated, and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would most likely decline.

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

Certain of our product sales historically have been highly impacted by fluctuations in seasons and weather.

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

If our battery does not gain market acceptance, it is unlikely that we will become profitable.

The commercial success of our sodium-sulfur battery will depend on the adoption of our technology by commercial and consumer end users in various fields.

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

There may be battery technologies that we are not aware of, and some of them may be subject to patent applications.

We may not be aware of technologies that are similar or identical to our sodium-sulfur battery. We may not be aware of patent applications that have been filed that may include claims that are similar or identical to portions of our molten salt battery or our manufacturing process. No assurance can be made that our sodium-sulfur battery, or our proprietary manufacturing process, does not infringe on the intellectual property rights of third parties. If our technology or manufacturing process infringes on the intellectual property rights of third parties, we may be subject to litigation, or required to pay royalties, to such third parties, and our results of operations and financial condition may be adversely affected.

We expect to face strong competition for our products from a growing list of established and new competitors.

The worldwide battery market is highly competitive today and we expect it will become even more so in the future. For example, Tesla is one of the largest companies in the United States as measured by its market capitalization, and sells lithium-ion batteries for grid-scale applications, commercial and home storage, as well as in its vehicles. There are many other well capitalized and established companies that manufacture and/or sell batteries. Many of the companies have significantly greater or better-established resources than we do to devote to the design, development, manufacturing, distribution, promotion, sale and support of their products. This competition may prevent us from entering the marketplace, or if we do, may prevent us from establishing market share.

There may not be a market for our sodium-sulfur battery.

While we believe that there will be customer demand for our sodium-sulfur battery provided that we are able to prove its competitive advantages, there is no assurance that there will be any market acceptance of it, or any broad market acceptance. There also may not be broad market acceptance of our sodium-sulfur battery if competitors offer batteries which are preferred by prospective customers. In such event, there may be a material adverse effect on the company’s results of operations and financial condition, and the company may not be able to achieve its goals.

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

General Risks

Although it appears to be winding down, the COVID-19 coronavirus pandemic could still result in significant disruptions to our clients and/or supply chain which could have a material adverse effect on our business and revenues.

Although the governmental emergency declarations in various states are ending, the COVID-19 pandemic is still evolving and much of its impact remains unknown. It is impossible to predict the impact it or any future respiratory disease or other pandemic may have on the development of our business and on our revenues in the future.

The severity of the coronavirus pandemic could also make access to our existing supply chain difficult or impossible by delaying the delivery of key raw materials used in our product candidates and therefore delay the delivery of our products. Any of these results could materially impact our business and have an adverse effect on our business.

Because of high inflation and increased Federal Reserve interest rates in response, and world events, the effect on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty.

Certain events have affected the global and United States economy including continued inflation, Federal Reserve interest rate increases in response, substantial increases in the prices of oil and gas, dramatic declines in the capital markets, and world events such as Russia’s invasion of Ukraine and other world power’s developing response to the invasion. The duration of Russia’s war and its impact are at best uncertain. The economy appears to be headed into a recession with uncertain and potentially severe impacts upon public companies and us. We cannot predict how this will affect the market for our products and services, but the impact may be adverse.

The global banking system has recently come under increased pressure and uncertainty about every bank’s ability to maintain solvency in times of crisis and when a ‘run on the bank’ occurs. While the US Government has taken action to stabilize the current banking situation, it is not possible to predict the future and the psychology of the market can be fickle and unpredictable. Our company is not exposed to the risk associated with smaller regional banks like Silicon Valley Bank, but we do maintain balances in excess of the $250,000 FDIC insurance level, at large money center banks and as such should the actions taken by the US Government fail to mitigate the situation, impacts could extend to the largest banks in the world, including ours.

A recession in the United States may affect our business.

If the U.S. economy were to contract into a recession or depression, our existing clients, and potential future clients, may divert their resources to other goods and services, and our business may suffer.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

The federal securities laws require us to comply with SEC reporting requirements relating to our business and securities following the effectiveness of the registration statement of which this prospectus is a part. Complying with these reporting and other regulatory obligations is time-consuming and will result in increased costs to us which could have a negative effect on our financial condition or business. As a public company, we are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. We will be required to file annual, quarterly and current reports with the SEC disclosing certain aspects and developments of our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional executive officers and personnel and provide for additional management oversight. We intend to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to SEC reporting companies. Sustaining our growth will also require us to commit additional managerial, operational and financial resources to identifying competent professionals to join our Company and to maintain appropriate operational and financial systems to adequately support our intended expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

Risks Relating to our Common Stock

If we are not successful, you may lose your entire investment.

Prospective investors in our company should be aware that if we are not successful in our business, their entire investment could become worthless. Even if we are successful, we can provide no assurances that investors will derive a profit from their investment. We need additional capital to meet our obligations and achieve our business objectives, and we cannot guarantee we will be successful in locating additional required capital as and when needed or that any such amounts will be sufficient for us to establish material revenue growth. If we are not successful, you may lose your entire investment.

The sale or issuance of our common stock to Lincoln Park may cause dilution, and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On December 13, 2022, we entered into a Purchase Agreement with Lincoln Park (see Part II, Item 9B), pursuant to which Lincoln Park agreed to purchase from us at our request up to an aggregate of $10,000,000 of our common stock (subject to certain limitations) from time to time over a period of three years, noted above in our Risks Related to our Business. We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park. Sales of our common stock, if any, to Lincoln Park will depend on market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the shares of our common stock that may be available for us to sell pursuant to the LPC Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock, as well as sales of our stock by Lincoln Park into the open market causing reductions in the price of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire to effect sales.

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

You may have difficulty selling our stock because it is deemed a “penny stock” and not quoted on a national exchange.

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

In the year ended December 31, 2022, we issued approximately 22 million shares of common stock. Our private securities offerings typically offer convertible securities, including notes and warrants. Those warrants often include provisions that require investors to pay for the underlying shares with cash, which if executed would generate working capital for the company. Any additional capital that we raise would dilute the interest of the current stockholders and any persons who may become stockholders before such financing. Given the price of our common stock, such dilution in any financing of a significant amount could be substantial.

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

We also lease approximately 22,000 square feet of office, warehouse and lab space at 105 Fordham Road, Oak Ridge, Tennessee, for our professional engineering division, BioLargo Engineering, Science & Technologies, LLC.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Since January 23, 2008, our common stock has been quoted on the OTC Markets “OTCQB” marketplace (formerly known as the “OTC Bulletin Board”) under the trading symbol “BLGO”. The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 29, 2023, there were approximately 533 registered holders of our common stock. This does not include beneficial owners.

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Securities Authorized for Issuance Pursuant to Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2022

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	26,641,926(1)	$0.22	23,262,159
Equity compensation plans not approved by security holders(2)	18,516,329	$0.39	n/a
Total	45,158,255	$0.27	23,262,159

(1)

Includes 1,904,085 shares issuable under the 2007 Equity Plan. The 2007 Equity Plan expired September 6, 2017, and 24,737,841 shares issuable under the 2018 Equity Incentive Plan adopted by the Board on March 7, 2018 and subsequently approved by stockholders on May 23, 2018.

(2)

This includes various issuances of warrants or options to specific individuals either as a conversion of un-paid obligations pursuant to a plan adopted by our board of directors, or as part of their agreement for services.

Sales of Unregistered Securities

The following is a report of the sales of unregistered securities in the past two years not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

On October 5, 2022, we sold 114,890 shares of our common stock to one accredited investor and received $25,000 in gross and net proceeds. In addition, we issued the investor a warrant to purchase 114,890 shares of common stock at $0.261 per share expiring six months from the date of issuance, and a warrant to purchase 114,890 shares of common stock at $0.3264 per share expiring five years from the date of issuance.

On December 13, 2022, we issued 1,250,000 shares to Lincoln Park as a commitment fee related to the purchase agreement entered into on that same date (see Part II, Item 9B Other Information).

During the three months ended December 31, 2022, we issued 47,544 shares of our common stock to a vendor to reduce amounts owed to the vendor in the aggregate amount of $11,250.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2022, unless expressly stated otherwise, and we undertake no duty to update this information.

Results of Operations—Comparison of the years ended December 31, 2022 and 2021

We operate our business in distinct business segments:

●	ONM Environmental, which manufactures and sells our odor and VOC control products and services, including our flagship product, CupriDyne Clean;

●

BLEST, which provides professional engineering services supporting our internal business units, advancing innovations like the AEC to remove PFAS contaminants from water, and serving outside clients on a fee for service basis;

●	Clyra Medical, which develops and sells medical products based on our technology;

●	BioLargo Water, located in Edmonton, Alberta Canada, that has been historically pure research and development, and is now transitioning to focus on commercializing our AOS system; and

●	Our corporate operations, which support the operating segments with legal, accounting, human resources, and other services.

Our consolidated revenue for the year ended December 31, 2022 was $5,884,000, which is a 133% increase over the same period in 2021. Services revenue increased 53% ($491,000), while revenue from product sales increased by 182% ($2,862,000). The increase in service revenues was related to increased third-party client work by our subsidiary BLEST. The increase in product revenues was almost entirely due to an increase in the volume sales of private-label odor-control products, specifically the Pooph branded pet-odor product.

ONM Environmental

Our wholly-owned subsidiary ONM Environmental generates revenues through sales of our flagship product CupriDyne Clean, by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and through sales of private-label products based on our CupriDyne Clean technology.

Revenue (ONM Environmental)

ONM Environmental’s revenues for the year ended December 31, 2022, were $4,374,000, an increase of $2,862,000 or 182% from the same period in 2021. The increase in revenues was almost entirely due to an increase in the volume of sales of private label odor-control products, specifically the Pooph branded pet-odor product (which increased by $2,712,000).  Because ONM Environmental has no control over the marketing and sales activity or levels of Pooph, it cannot predict sales volumes related to it in future periods. Pooph management has indicated their intentions to continue their national advertising campaign as they place the product in national retail chains, including the introduction of the product in Walmart nationally. While they have performed well in the past, their execution of those future plans has inherent risks that are out of our control. (See the Risk Factor above titled “A significant portion of our revenue is concentrated with a select number of customers.”)

Revenues from sales of industrial odor control products (e.g., CupriDyne Clean) were $1,190,000 for the year ended December 31, 2022, $1,000 less than the prior year.

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM Environmental’s costs of goods decreased 2% in 2022 to 45%. The decrease was related to normal price fluctuations for raw materials and increased purchase volume.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s SG&A expenses were $1,276,000 in 2022, compared to $1,235,000 in 2021. We expect these expenses to remain flat in 2023.

Operating Income (ONM Environmental)

ONM Environmental generated operating income of $1,130,000 in 2022, compared to an operating loss of $511,000 in 2021. Provided that its private-label clients continue to increase their purchase of product, we expect this trend to continue.

BLEST (engineering division)

Revenue (BLEST)

BLEST generated $1,453,000 of revenue from third parties in 2022, compared to $961,000 in 2021, representing a 51% increase from the prior year. The increase is due to an increased number of client contracts, including those as a subcontractor for Bhate pursuant to which BLEST is providing services to U.S. Air Force bases.

In addition to providing service to third party clients, BLEST provides services to BioLargo and its subsidiaries for internal BioLargo projects. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements. In the year ended December 31, 2022, it totaled $490,000, primarily used to further engineer and develop our flagship AOS water filtration system and our AEC PFAS treatment system. In addition, BLEST engineers are performing a critical role in the AOS pilot projects, some of which are supported by third-party research grants and has been instrumental in developing and supporting a professional engineered design service for misting systems being sold by our ONM operating unit.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor, materials, as well as subcontracted labor costs. In 2022, its cost of services were 61% of its revenues, versus 69% in 2021. This decrease is due to contracts with better margins. We expect the cost of services to remain consistent in 2023 based on the contracts currently in progress.

Selling, General and Administrative Expense (BLEST)

BLEST SG&A expenses were $549,000 in 2022, compared to $411,000 in 2021, due to increased head-count related expenses. We expect these expenses to continue to increase in the current year as its revenues increase.

Operating Loss (BLEST)

BLEST had an operating loss of $452,000 in 2022, compared to an operating loss of $629,000 in 2021.

BLEST provides substantial support to BioLargo’s other operations. While we are unable to record revenues generated from services by the engineering group to other BioLargo operating divisions for important projects such as the development of the AOS and AEC technologies, it is important to note that its net loss would be eliminated if it were selling these services to a third party at fair market value.

Because the subsidiary had a net loss, we invested cash during the year to allow it to maintain operations. BLEST’s need for a cash subsidy to support its operations has decreased over time. We expect that in 2023 its sales and thus its gross profit will continue to increase. Our goal for this operation is that it produces a profit and contributes to corporate overhead in a significant way, although predicting when that will happen is difficult.

Selling, General and Administrative Expense – consolidated

Our Selling, General and Administrative expense (“SG&A”) include both cash (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). Our consolidated SG&A increased by 9% ($559,000) in the year ended December 31, 2022, to $6,731,000. Our non-cash expenses (through the issuance of stock and stock options) were $2,362,000 in 2022, compared with 2021 total of $2,241,000. The largest components of our SG&A expenses included (in thousands):

	December 31, 2022	December 31, 2021
Salaries and payroll related	$2,754	$2,581
Professional fees	629	662
Consulting	867	920
Office expense	1,502	1,177
Board of director expense	401	262
Sales and marketing	287	315
Investor relations	291	255

Our salaries and payroll-related increased in the year ended December 31, 2022, primarily related to the implementation of a stock option bonus compensation program for employees and other related stock option compensation expenses, and also the hiring of additional personnel to support increasing operations. Office expense increased due to an increase in square footage of rented space and an increase in general office expenses related to expanded operations. Consulting expense decreased as we have reduced the use of consultants to identify business opportunities. The reduction in professional fees is largely due to the reduced use of outside legal counsel and other service providers. Board of director expense increased due to options issued to two new board members in November 2022, and replacement of expired options.

Impairment Expense

Impairment expense decreased by 42% for the year ended December 31, 2022, as compared with the year ended December 31, 2021, due to a one-time impairment expense related to the sale back to Scion Solutions, LLC (“Scion’) of certain intellectual property, recorded on our balance sheet as “In-Process Research and Development” (see Note 9), recorded in the year ended December 31, 2021. During each of the years ended December 31, 2022 and 2021, management recognized  $197,000 impairment of Clyra’s prepaid marketing asset (see Note 9).

Research and Development

In the year ended December 31, 2022, we spent $1,319,000 in the research and development of our technologies and products. This was a decrease of 4% ($48,000) compared to 2021, due to decreased activity and limited liquidity.

Other Income and Expense

Primarily through our wholly owned Canadian subsidiary, we have been awarded more than 80 research grants over the years from various public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. The amount of grant income increased $19,000 in the year ended December 31, 2022, to $74,000.  Grant funds paid directly to third parties are not included as income in our financial statements.

Our Canadian subsidiary applied for and received a refund on our income taxes pursuant to the “Scientific Research and Experimental Development Program”, a Canadian federal tax incentive program designed to encourage Canadian businesses to conduct research and development in Canada. For the years ended December 31, 2022 and 2021, we recorded a refund of $63,000 and $20,000, respectively.

The U.S. Small Business Administration forgave a portion ($174,000) of the Paycheck Protection Program loan granted to our subsidiary ONM Environmental during the year ended December 31, 2022; in the prior year, a $43,000 Paycheck Protection Program loan granted to our subsidiary Clyra Medical was forgiven. The Company currently has $97,000 outstanding in Paycheck Protection Program loans that were denied forgiveness, and has appealed those decisions.

Interest expense

Our interest expense for the year ended December 31, 2022, was $53,000, a decrease of 77% compared with 2021. The significant decrease in interest expense is related to the significant decrease of our debt obligations and a reduction of debt issued during 2022 versus 2021. Of our interest expense, $36,000 was paid in cash. Our non-cash interest expenses were $17,000 in amortization of debt discounts related to warrants issued in conjunction with debt instruments.

Our outstanding debt as of December 31, 2022, was lower than as of December 31, 2021. We expect our interest expense in the year ending December 31, 2023, to be in line with the prior year, provided we do not issue debt with attached warrants during the remainder of the year. We also are currently selling units of common stock and warrants instead of using convertible debt for financing our working capital needs, which if continued, will continue to reduce our ongoing interest expense as compared with prior years.

Net Loss

Net loss for the year ended December 31, 2022, was $5,132,000 a loss of $0.02 per share, compared to a net loss for the year ended December 31, 2021, of $6,894,000 a loss of $0.03 per share, a decrease in net loss of 26%. Our net loss this year declined because of the 132% increase in revenues, and 159% increase in gross profit.

The net income (loss) per business segment is as follows (in thousands):

Net income (loss)	Year ended December 31, 2022	Year ended December 31, 2021
ONM Environmental	$1,304	$(511)
BLEST	(425)	(629)
Clyra Medical	(1,412)	593
BioLargo Water	(604)	(566)
BioLargo corporate	(3,995)	(5,781)
Consolidated net loss	$(5,132)	$(6,894)

In the year ended December 31, 2022, approximately 50% of our net loss was attributable to non-cash expenses, including $2,071,000 of stock option compensation expense, and $291,000 of services paid by the issuance of our common stock.

In the year ended December 31, 2021, approximately 40% of our net loss was attributable to non-cash expenses, including $135,000 in interest expense, $1,872,000 of stock option compensation expense, and $367,000 of services paid by the issuance of our common stock. Clyra Medical’s net income of $593,000 during the year ended December 31, 2021, was not due to operating activities, but rather due to the recent transaction with Scion Solutions (see Note 9).

The change in Clyra Medical’s net income/loss in the years ended December 31, 2022 and 2021 of $2,005,000 is due to the one-time recognition of gain resulting from the March 1, 2022 Scion transaction (see Note 9). Without the one-time recognition of gain, Clyra Medical’s net loss for the year ended December 31, 2021, was $1,412,000.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the year ended December 31, 2022, we had a net loss of $5,132,000, used $2,762,000 cash in operations, and at December 31, 2022, we had working capital of $1,587,000, and current assets of $3,153,000. We do not believe gross profits in 2023 will be sufficient to fund our current level of operations or pay our debts as they become due during the next 12 months, and therefore we will have to obtain further investment capital to continue to fund operations and seek to refinance our existing debt. We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

During the year ended December 31, 2022, we generated revenues of $5,884,000 through our subsidiaries. (See Note 12.)  Other than ONM Environmental, our subsidiaries did not individually or in the aggregate generate enough revenues or gross profits to fund their operations, or fund our corporate operations or other business segments. To meet our cash obligations during the year ended December 31, 2022, we (i) sold 6,011,701 shares of our common stock to Lincoln Park for $1,253,000 (see Part II, Item 9B), and (ii) sold 13,568,524 shares of common stock, and issued warrants to purchase 27,137,048 shares of common stock, to private investors for $2,364,000 (see Notes 3 and 6).

As of December 31, 2022, our cash and cash equivalents totaled $1,851,000, and our total liabilities included: $50,000 in convertible debt that was due in March 2023 (subsequent to year end converted to equity); $261,000 owed by our partially owned subsidiary Clyra Medical Technologies, Inc. (“Clyra”) due in Sept 2024 (see Note 9); $140,000 due in U.S. Small Business Administration (“SBA”) loans issued pursuant to the Paycheck Protection Program (see Note 4); and $150,000 due on an Economic Injury Disaster program (EIDL) payable to the SBA over 30 years at $800 per month.

Subsequent to December 31, 2022, we continue to sell common stock to Lincoln Park for working capital (see Note 14).

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

We operate our business in five distinct business segments. Each of these segments obtains cash to fund operations in unique ways. ONM and BLEST generate cash by selling products and services. Clyra Medical obtains cash from revenues, and third-party investments of sales of its common stock. BioLargo Water generates cash through government research grants and tax credits. BioLargo Energy Technologies, Inc. has been capitalized primarily through investments from third parties. Our corporate operations generate cash through private offerings of stock, debt instruments, and warrants.

Although ONM Environmental, BLEST, and Clyra Medical generated revenues in the year ended December 31, 2022, only ONM generated operating and net income. We provided cash subsidies to each of these business segments to allow them to continue operations.

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

The warrant relative fair values are also recorded as a discount to the convertible promissory notes. At present, these equity features of the convertible promissory notes have recorded a discount to the convertible notes that is substantially equal to the proceeds received.

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

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2022 and 2021, approximate their respective fair values because of the short-term nature of these instruments. Such instruments include cash, accounts receivable, prepaid assets, accounts payable, line of credit, and other assets and liabilities. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2022 and 2021 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

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

Management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management has recognized the material weakness, nothing additionally has changed in internal controls over financial reporting in the fourth quarter or the fiscal year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Lincoln Park

On December 13, 2022, we entered into a purchase agreement, dated as of December 13, 2022 (the “Purchase Agreement”), and a registration rights agreement, dated as of December 12, 2022 (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $10.0 million of the Company’s common stock, par value $0.00067 per share (the “Common Stock”), subject to certain limitations and the satisfaction of the conditions set forth in the Purchase Agreement.

Under the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10.0 million of the Company’s Common Stock.  Such sales of Common Stock by the Company, if any, will be subject to certain limitations set forth in the Purchase Agreement, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the date that the conditions to Lincoln Park’s purchase obligation set forth in the Purchase Agreement are satisfied, including that a registration statement covering the resale by Lincoln Park of shares of Common Stock that have been and may be issued to Lincoln Park under the Purchase Agreement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC (the date on which all of such conditions are satisfied, the “Commencement Date”).

From and after the Commencement Date, on any business day selected by the Company, the Company may, by written notice delivered by to Lincoln Park, direct Lincoln Park to purchase up to 100,000 shares of Common Stock on such business day, at a purchase price per share that will be determined and fixed in accordance with the Purchase Agreement at the time such written notice is delivered to Lincoln Park (each, a “Regular Purchase”), provided, however, that the maximum number of shares the Company may sell to Lincoln Park in a Regular Purchase may be increased to (i) up to 125,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $0.20, (ii) up to 150,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $0.30, and (iii) up to 200,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $0.50, in each case, subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement; provided, however, that Lincoln Park’s maximum purchase commitment in any single Regular Purchase may not exceed $500,000. The purchase price per share of Common Stock sold in each such Regular Purchase, if any, will be based on prevailing market prices of the Common Stock immediately preceding the time of sale as computed under the Purchase Agreement. The Company may deliver a notice for a Regular Purchase to Lincoln Park on any business day selected by the Company, provided that at least one Business Day has elapsed since the purchase date for the most recent prior Regular Purchase effected by the Company under the Purchase Agreement.

In addition to Regular Purchases, provided that we have directed Lincoln Park to purchase the maximum amount of shares that we are then able to sell to Lincoln Park in a Regular Purchase, and provided that the closing sale price of the Common Stock on the applicable purchase date for such Regular Purchase is not below $0.10 per share, we may, in our sole discretion, also direct Lincoln Park to purchase additional shares of Common Stock in “accelerated purchases,” and “additional accelerated purchases” as set forth in the Purchase Agreement. The purchase price per share of Common Stock sold in each such accelerated purchase and additional accelerated purchase, if any, will be based on prevailing market prices of the Common Stock at the time of sale as computed under the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock in any purchase under the Purchase Agreement.

The Company will control the timing and amount of any sales of Common Stock to Lincoln Park pursuant to the Purchase Agreement. Lincoln Park has no right to require the Company to sell any shares of Common Stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions.

Actual sales of shares of Common Stock to Lincoln Park will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park.  The Company expects that any proceeds received by the Company from such sales to Lincoln Park will be used for working capital and general corporate purposes.

The Purchase Agreement prohibits the Company from directing Lincoln Park to purchase any shares of Common Stock if those shares, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder), would result in Lincoln Park beneficially owning more than 4.99% of the outstanding shares of Common Stock.

There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement other than a prohibition (with certain limited exceptions) on entering into a “Variable Rate Transaction,” as defined in the Purchase Agreement. Lincoln Park has agreed not to engage in or effect, directly or indirectly, for its own principal account or for the principal account of any of its affiliates, any short sales of the Common Stock or hedging transaction that establishes a net short position in the Common Stock during the term of the Purchase Agreement.

As consideration for Lincoln Park’s commitment to purchase shares of the Company’s Common Stock from time to time at the Company’s direction upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, has agreed (i) to issue to Lincoln Park 1,250,000 shares of Common Stock (the “Commitment Shares”) upon the execution of the Purchase Agreement and (ii) to pay to Lincoln Park a cash fee of $250,000 upon the Company’s receipt of aggregate cash proceeds of $3.0 million from sales of Common Stock to Lincoln Park under the Purchase Agreement. The Company will not receive any cash proceeds from the issuance of the Commitment Shares to Lincoln Park pursuant to the Purchase Agreement.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties.  The Company has the right to terminate the Purchase Agreement at any time with one business days’ notice, at no cost or penalty.  During any “event of default” under the Purchase Agreement, Lincoln Park does not have the right to terminate the Purchase Agreement; however, the Company may not initiate any regular or other purchase of shares by Lincoln Park, until such event of default is cured.

Clyra Medical – Series A Preferred

On December 20, 2022, Clyra began a preferred unit offering and sold 726 shares of its Series A Preferred Stock for $310 per share, and in exchange received $225,000 in gross and net proceeds, from two accredited investors. Each investor also received a warrant to purchase the same number of shares of common stock for $372 per share. Shares of Series A Preferred Stock earn a dividend of 15% each year. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock. Accrued dividends may be converted to common stock at a conversion rate of $310 per share.

Each investor also entered into an agreement with BioLargo whereby the investor may exchange some or all of its Clyra Series A Preferred stock, plus accrued dividends, into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 30 prior trading days. Elections must be made during the 18-month period that begins 18 months after the closing of the Series A Preferred offering (which has not yet taken place), or June 30, 2023, whichever is earlier.

Subsequent to December 31, 2022, Clyra received an additional $225,000 in investments from two accredited investors, and issued 726 shares of its Series A Preferred stock, and warrants to purchase the same number of shares of common stock for $372 per share.

On December 31, 2022, BioLargo converted $418,000 owed to it by Clyra into 1,349 shares of Series A Preferred stock and a warrant to purchase 1,349 shares of Clyra common stock at $372 per share. Subsequent to December 31, 2022, BioLargo converted an addition $40,000 owed to it by Clyra into 129 shares of Series A Preferred stock and a warrant to purchase 129 shares of Clyra common stock at $372 per share.

BioLargo Energy Technologies, Inc.

On January 1, 2023, BioLargo’s wholly owned subsidiary BioLargo Energy Technologies, Inc. (“BETI”), began an offering of its common stock for $2.00 per share. From the period January 1, 2023, through March 29, 2023, the company received $700,000 in investments, and issued 350,000 shares of its common stock. Of the $700,000 invested, $100,000 was from BioLargo. As of March 29, 2023, BioLargo owns 96.8% of the company’s common stock.

Each investor also entered into an agreement with BioLargo whereby the investor may exchange some or all of its BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price of BioLargo’s common stock over the 30 prior trading days. Elections to exchange must be made by the investor during the calendar year 2024. An investor can make such election only one time; BioLargo does not have the ability to compel an investor to exchange its shares.

Satisfaction of $50,000 Note

On March 6, 2023, we entered into an agreement with the holder of a $50,000 note originally issued in March 2018 to convert the note into common stock of BETI. As payment for interest, a warrant to purchase 200,000 shares of BioLargo common stock at $0.21 was issued to the investor, expiring five years from the grant date.

CFO Engagement Extension

On March 21, 2023, we and our Chief Financial Officer Charles K. Dargan, II formally agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as the Company’s Chief Financial Officer. The Engagement Extension Agreement dated as of March 21, 2023 (the “Engagement Extension Agreement”) provides for an additional one-year term to expire January 31, 2024 (the “Extended Term”), at which time Mr. Dargan will continue to serve as CFO, unless and until either party terminates the agreement.

As the sole compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 25,000 shares of the Company’s common stock for each month during the Extended Term (thus, an option to purchase 300,000 shares reflecting an extended term of 12 months). The Option vests over the period of the Extended Term, with 25,000 shares having vested as of March 21, 2023, and the remaining shares to vest 25,000 shares monthly beginning March 31, 2023, and each month thereafter, so long as the agreement is in full force and effect. The Option is exercisable at $0.20 per share, the closing price of BioLargo’s common stock on the March 21, 2023 grant date, expires ten years from the grant date, and was issued pursuant to the Company’s 2018 Equity Incentive Plan.

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

Clyra Medical

On January 9, 2023, the holder of a line of credit of Clyra Medical elected to convert 322 shares of Clyra Medical common stock into 527,983 shares of BioLargo common stock at $0.1894 per share in accordance with the amendment to the line of credit agreement dated December 13, 2022.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022, in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”).

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

3. Exhibits. See the Exhibit Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Certificate of Amendment to Certificate of Incorporation, filed August 30, 2022	Form 10-Q	11/14/2022
3.5*	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc. (filed December 30, 2022)		filed herewith
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	Purchase Agreement, dated as of August 25, 2017 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
4.5	$50,000 convertible note, matures March 8, 2020	Form 10-Q	5/14/2018
4.6	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.7	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.8	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.9	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.10	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.11	Promissory note issued by Clyra Medical to Scion Solutions dated September 26, 2018	Form 8-K	10/2/2018
4.12	Stock Purchase Agreement and Plan of Reorganziation dated September 26, 2018, with Scion Solutions, LLC	Form 8-K	10/2/2018
4.13	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.14	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.15	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020

4.16	Warrant issued in 2020 Unit Offering	Form 10-Q	8/14/2020
4.17	Amendment to $50,000 Convertible Note dated March 8, 2018	Form 10-K	3/30/2021
4.18	Warrant issued to $50,000 Convertible Noteholder on March 1, 2020	Form 10-K	3/30/2021
4.19*	Satisfaction of Convertible Note dated March 8, 2018		filed herewith
10.1†	Employment Agreement dated as of January 1, 2008 between BioLargo, Inc. and Joseph L. Provenzano	Form 8-K	1/16/2008
10.2	License Agreement to Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.3	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.4	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.5	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.6†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.7†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.8†	Lock-Up Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.9	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.10	Form of Employment Agreement for Engineering Subsidiary	Form 8-K	9/8/2017
10.11	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.12†	Provenzano Employment Agreement dated May 28, 2019	Form 8-K	6/24/2019
10.13†	Lock-Up Agreement dated May 28, 2019	Form 8-K	6/24/2019
10.14	Purchase Agreement, dated as of March 30, 2020 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	3/31/2020
10.15	Amendment dated June 30, 2020 to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	7/7/2020
10.16	Amendment dated June 30, 2020 to Consulting Agreement dated December 30, 2015 between Clyra Medical and Beach House Consulting LLC	Form 8-K	7/7/2020
10.17†	2021 Engagement Extension Agreement with CFO	Form 8-K	3/19/2021
10.18	Agreement dated March 1, 2022, by and between Scion Solutions, LLC, Clyra Medical Technologies, Inc., and BioLargo, Inc	Form 8-K	3/3/2022
10.19	Agreement dated March 1, 2022, by and between Clyra Medical Technologies, Inc., and BioLargo, Inc.	Form 8-K	3/3/2022
10.20†	2022 Engagement Extension Agreement with CFO	Form 8-K	3/24/2022
10.21	Registration Rights Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	12/19/2022
10.22	Purchase Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	12/19/2022

10.23*	Form of indemnity agreement between the Company at its officers and directors		filed herewith
10.24†	2023 Engagement Extension Agreement with CFO	Form 8-K	3/27/2023
14.1	Code of Ethics	Form 10-KSB	11/16/2004
21.1*	List of Subsidiaries of the Registrant		filed herewith
23.1*	Consent of Haskell & White LLP		filed herewith
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.		filed herewith
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: March 31, 2023	By:	/s/ Dennis P. Calvert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert	Chairman of the Board, Chief	March 31, 2023
Dennis P. Calvert	Executive Officer and President

/s/ Charles K. Dargan II	Chief Financial Officer	March 31, 2023
Charles K. Dargan II	(principal financial officer and principal accounting officer)

/s/ Kenneth R. Code	Chief Science Officer and Director	March 31, 2023
Kenneth R. Code

/s/ Joseph L. Provenzano	Executive Vice President, Corporate	March 31, 2023
Joseph L. Provenzano	Secretary and Director

/s/ Jack B. Strommen	Director	March 31, 2023
Jack B. Strommen

/s/ Dennis E. Marshall	Director	March 31, 2023
Dennis E. Marshall

/s/ Linda Park	Director	March 31, 2023
Linda Park

/s/Christina Bray	Director	March 31, 2023
Christina Bray

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BioLargo, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioLargo, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses, negative cash flows from operations, and has limited capital resources.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Report of Independent Registered Public Accounting Firm (continued)

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

In addition, we reviewed management’s analysis over the fair value of the common stock price and discount that was used on the estimated fair value of the Clyra Medical stock options. We noted that Clyra Medical is a private company and therefore its common stock is not actively traded. We reviewed both the common stock and preferred stock sales history of Clyra Medical, noting the last sales prices. Management concluded that both the illiquidity and lack of marketability warranted a discount to the estimated fair value calculated using the Black-Scholes option-pricing model. From our review of the common stock sales history of Clyra Medical, we noted that the infrequent common stock sales support management’s assertions of both illiquidity and lack of marketability. We further researched published articles on valuation discounts and noted that the liquidity and lack of marketability discount used by management was within a reasonable range.

Impairment of Long-lived Asset – Refer to Notes 2 and 9 to the Consolidated Financial Statements

Critical Audit Matter Description

As reflected in the Company’s consolidated financial statements at December 31, 2022, the Company’s net carrying amount of Clyra Medical prepaid marketing is $394,000. As disclosed in Note 2 to the consolidated financial statements, long-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of these assessments, management concluded that there was an impairment to the Company’s prepaid marketing asset during the year ended December 31, 2022.

Report of Independent Registered Public Accounting Firm (continued)

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

We applied the following audit procedures related to testing the fair value of the prepaid marketing asset:

■	We assessed the valuation methodologies and tested the reasonableness of significant assumptions and underlying data used by management, including forecasted revenue and discount rates.
■	We agreed the triggering start date and term used in the present value calculation to the forecasted revenue and the original contractual term.
■

We compared management’s summary of the fair value of the prepaid marketing asset to its carrying value, noting that the carrying value exceeded the fair value of the prepaid marketing asset. As such, we concurred with management that there was an impairment of its prepaid marketing asset.

/s/HASKELL & WHITE LLP

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2011.

Irvine, California

March 31, 2023

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share data)

	DECEMBER 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,851	$962
Accounts receivable, net of allowance	1,064	513
Inventories, net of allowance	120	241
Prepaid expenses and other current assets	118	85
Total current assets	3,153	1,801

Equipment, net of depreciation	287	61
Other non-current assets	124	69
Investment in South Korean joint venture	33	48
Right of use, operating lease, net of amortization	867	453
Clyra Medical prepaid marketing (Note 10)	394	591
Total assets	$4,858	$3,023

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$940	$559
Clyra Medical accounts payable and accrued expenses	238	230
Debt obligations, net of discount (Note 4)	100	314
Deferred revenue	17	89
Lease liability	97	103
Deposits	184	79
Total current liabilities	1,576	1,374

Long-term liabilities:
Debt obligations, net of current (Note 4)	237	180
Lease liability, net of current	773	349
Clyra Medical debt obligations (Note 10)	261	187
Total long-term liabilities	1,271	716
Total liabilities	2,847	2,090

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.00067 Par Value, 400,000,000 Shares Authorized, 278,462,706 and 255,893,726 Shares Issued, at December 31, 2022 and December 31, 2021	186	171
Additional paid-in capital	148,435	143,718
Accumulated deficit	(143,594)	(139,121)
Accumulated other comprehensive loss	(149)	(115)
Total BioLargo Inc. and subsidiaries stockholders’ equity	4,878	4,653
Non-controlling interest (Note 10)	(2,867)	(3,720)
Total stockholders’ equity	2,011	933
Total liabilities and stockholders’ equity	$4,858	$3,023

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for per share data)

	Year ended December 31,
	2022	2021

Revenue
Product revenue	$4,434	$1,572
Service revenue	1,450	959
Total revenue	5,884	2,531

Cost of revenue
Cost of goods sold	(2,177)	(781)
Cost of service	(850)	(647)
Total cost of revenue	(3,027)	(1,428)
Gross profit	2,857	1,103

Operating expenses:
Selling, general and administrative expenses	6,731	6,172
Research and development	1,319	1,367
Impairment expense	197	342
Total operating expenses	8,247	7,881
Operating loss	(5,390)	(6,778)

Other income (expense):
PPP forgiveness	174	43
Grant income	74	55
Tax credit income	63	20
Interest expense	(53)	(234)
Total other (expense) income	258	(116)

Net loss	(5,132)	(6,894)
Net (loss) income attributable to noncontrolling interest	(659)	186
Net loss attributable to common stockholders	$(4,473)	$(7,080)

Net loss per share attributable to common stockholders:
Loss per share attributable to stockholders – basic and diluted	$(0.02)	$(0.03)
Weighted average number of common shares outstanding:	268,302,234	247,203,625

Comprehensive loss attributable to common stockholders
Net loss	$(5,132)	$(6,894)
Foreign currency translation adjustment	(34)	(14)
Comprehensive loss	(5,166)	(6,908)

Comprehensive income (loss) attributable to noncontrolling interest	(659)	186
Comprehensive loss attributable to stockholders	$(4,507)	$(7,094)

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’ equity
	Shares	Amount	capital	deficit	Loss	interest	(deficit)

Balance, December 31, 2020	225,885,682	$151	$135,849	$(132,041)	$(101)	$(4,093)	$(235)
Conversion of notes	1,966,439	1	327	—	—	—	328
Issuance of common stock for services	2,127,467	1	366	—	—	—	367
Issuance of common stock for interest	81,777	—	16	—	—	—	16
Sale of stock for cash	29,691,886	20	4,862	—	—	—	4,882
Warrant exercise	1,283,333	1	163	—	—	—	164
Return of shares held by Clyra Medical (re Scion)	(5,142,858)	(3)	(921)	—	—	1,286	362
Stock option compensation expense	—	—	1,308	—	—	—	1,308
Fair value of warrant recorded as debt discount	—	—	35	—	—	—	35
Noncontrolling interest allocation	—	—	1,149	—	—	(1,149)	—
Clyra stock options issued for services	—	—	564	—	—	—	564
Issuance of Clyra common stock for cash	—	—	—	—	—	50	50
Net (loss) gain	—	—	—	(7,080)	—	186	(6,894)
Foreign currency translation	—	—	—	—	(14)	—	(14)
Balance, December 31, 2021	255,893,726	$171	$143,718	$(139,121)	$(115)	$(3,720)	$933
Sale of stock for cash	19,580,225	13	3,604	—	—	—	3,617
Stock issued as commitment fee	1,250,000	1	(1)	—	—	—	—
Issuance of common stock for services	1,448,512	1	290	—	—	—	291
Stock option exercise	290,243	—	40	—	—	—	40
Stock option compensation expense	—	—	1,663	—	—	—	1,663
Noncontrolling interest allocation	—	—	(1,287)	—	—	1,287	—
Clyra stock options issued for services	—	—	408	—	—	—	408
Sale of Clyra preferred stock for cash	—	—	—	—	—	225	225
Net (loss) gain	—	—	—	(4,473)	—	(659)	(5,132)
Foreign currency translation	—	—	—	—	(34)	—	(34)
Balance, December 31, 2022	278,462,706	$186	$148,435	$(143,594)	$(149)	$(2,867)	$2,011

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for per share data)

	DECEMBER 31, 2022	DECEMBER 31, 2021
Cash flows from operating activities
Net loss	$(5,132)	$(6,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	2,071	1,872
Common stock issued for services	291	367
Impairment expense	197	342
Inventory reserve	158	—
Common stock issued for interest	—	16
Interest expense related to amortization of the discount on convertible notes payable	17	119
Loss on investment in South Korean joint venture	15	15
PPP forgiveness	(174)	(43)
Amortization and depreciation expense	45	20
Changes in assets and liabilities:
Accounts receivable	(551)	(29)
Inventories	(35)	36
Accounts payable and accrued expenses	382	47
Clyra accounts payable and accrued expenses	8	132
Deferred revenue	(72)	41
Prepaid expenses and other assets	(90)	(57)
Right of use and lease liability, net	3	—
Deposit	105	79
Net cash used in operating activities	(2,762)	(3,937)
Cash flows from investing activities
Equipment purchases	(271)	(21)
Patent purchase	—	(13)
Net cash used in investing activities	(271)	(34)
Cash flows from financing activities
Proceeds from sale of common stock	3,617	4,882
Proceeds from warrant exercise	—	164
Proceeds from BioLargo stock option exercise	40	—
Repayment of note payable and line of credit	—	(828)
Repayment by Clyra on inventory line of credit	(26)	(37)
Proceeds from sale of preferred stock in Clyra Medical	225	—
Proceeds from Clyra Medical note payable	100	—
Proceeds from sale of common stock in Clyra Medical	—	50
Net cash provided by financing activities	3,956	4,231
Net effect of foreign currency translation	(34)	(14)
Net change in cash	889	246
Cash at beginning of year	962	716
Cash at end of year	$1,851	$962
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$36	$99
Income taxes	$3	$2
Short-term lease payments not included in lease liability	$99	$52
Non-cash investing and financing activities
Return of in-process research and development (Scion)	$—	$1,804
Cancellation of Clyra debt obligations and accounts payable (Scion)	$—	$(1,465)
Liability to Scion shareholders	$—	$(540)
Fair value of warrants issued with convertible notes and letter of credit	$—	$35
Conversion of convertible notes payable into common stock	$—	$328
Fair value of common stock issued to Lincoln Park as finance fee	$240	$—
Present value of new operating right of use and lease liability	$443	$186
Allocation of stock option expense within noncontrolling interest	$1,287	$1,149

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Description of Business

BioLargo, Inc. (“BioLargo”, or the “Company”) invents, develops, and commercializes innovative platform technologies to solve challenging environmental problems like PFAS contamination (per- and polyfluoroalkyl substances), advanced water and wastewater treatment, industrial odor control, air quality control, infection control, and myriad environmental remediation challenges. Our business strategy is straightforward: we invent or acquire technologies that we believe have the potential to be disruptive in large commercial markets; we develop and validate these technologies to advance and promote their commercial success as we leverage our considerable scientific, engineering, and entrepreneurial talent; we then monetize these technical assets through a variety of business structures that may include licensure, joint venture, sale, spin off, or by deploying direct to market strategies.

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the year ended December 31, 2022, we had a net loss of $5,132,000, used $2,762,000 cash in operations, and at December 31, 2022, we had working capital of $1,587,000, and current assets of $3,153,000. We do not believe gross profits in 2023 will be sufficient to fund our current level of operations, and therefore we will have to obtain further investment capital to continue to fund operations and seek to refinance our existing debt. We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

During the year ended December 31, 2022, we generated revenues of $5,884,000 through our subsidiaries. (See Note 12.)  Our subsidiaries did not in the aggregate generate enough revenues or gross profits to fund their operations, or to fund our corporate operations or other business segments. To meet our cash obligations during the year ended December 31, 2022, we (i) sold 6,011,701 shares of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) for $1,253,000 (see Note 3), and (ii) sold 13,568,524 shares of common stock and issued warrants to purchase 27,137,048 shares of common stock to private investors for $2,364,000 (see Notes 3 and 6).

As of December 31, 2022, our cash and cash equivalents totaled $1,851,000. Our total liabilities included $50,000 in debt that is due at the March 2023 maturity date, $140,000 due in SBA loans issued pursuant to the Paycheck Protection Program (see Note 14), $150,000 due to the SBA issued pursuant to the Economic Injury Disaster program (EIDL) over 30 years, and $261,000 owed a subsidiary due in 2024 (see Note 10).

Subsequent to December 31, 2022, we continue to sell common stock to Lincoln Park for working capital as needed (see Note 14).

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization

We are a Delaware corporation formed in 1991. We have six wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc., organized under the laws of the State of California in 2009; BioLargo Energy Technologies, Inc. (formerly BioLargo Water Investment Group, Inc.) organized under the laws of the State of California in 2019, BioLargo Equipment and Technologies, Inc., organized under the laws of the State of California in 2022; BioLargo Water, Inc. (“Water”), organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 82% (see Note 11) of BioLargo Engineering Science and Technologies, LLC (“BLEST”), organized under the laws of the State of Tennessee in 2017, and 58% of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012. We consolidate the financial statements of our partially owned subsidiaries (see Note 2, subheading “Principles of Consolidation,” and Note 10).

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

As of December 31, 2022 and 2021, our cash balances were made up of the following (in thousands):

	December 31, 2022	December 31, 2021
BioLargo, Inc. and subsidiaries	$1,685	$941
Clyra Medical Technologies, Inc.	166	21
Total	$1,851	$962

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of  December 31, 2022 and 2021 was $12,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the year ended December 31, 2022, there were two customers that each accounted for more than 10% of consolidated revenues, and during the year ended December 31, 2021, there were three customers that each accounted for more than 10% of consolidated revenues, as follows:

	December 31, 2022	December 31, 2021
Customer A	47%	<10%
Customer B	10%	<10%
Customer C	<10%	14%
Customer D	<10%	11%
Customer E	<10%	11%

We had one customer that accounted for more than 10% of consolidated accounts receivable at December 31, 2022 and two customers that each accounted for more than 10% of consolidated accounts receivable at December 31, 2021, as follows:

	December 31, 2022	December 31, 2021
Customer A	24%	<10%
Customer F	<10%	32%
Customer G	<10%	12%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of  December 31, 2022 and 2021 was $158,000 and $3,000.  Inventories consisted of (in thousands):

	December 31, 2022	December 31, 2021
Raw material	$46	$108
Finished goods	74	133
Total	$120	$241

Other Non-Current Assets

Other non-current assets consisted of (i) security deposits related to our business offices, (ii) three patents acquired on  October 22, 2021, for $34,000, of which $13,000 was paid in cash and the remaining $21,000 was paid through the issuance of 125,000 shares of common stock at $0.17 per share.  The tax credit receivable is from the Canadian government related to a research and development credit from our Water subsidiary for which we’ve applied for and received in prior periods.

	December 31, 2022	December 31, 2021
Patents	$34	$34
Security deposits	36	35
Tax credit receivable	54	—
Total	$124	$69

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

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheet and record an increase or decrease the recorded balance by our percentage ownership of the profits or losses in the joint venture. During the years ended December 31, 2022 and 2021, the joint venture incurred a loss and our 40% ownership share reduced our investment interest by $15,000 each year.

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

For the year ended December 31, 2022, management determined that there was an impairment of Clyra’s prepaid marketing asset (See Note 9).

For the year ended December 31, 2021, management determined that there was an impairment expense related to the sale back to Scion Solutions, LLC (“Scion’) of certain intellectual property, recorded on our balance sheet as “In-Process Research and Development” (see Note 9), and an impairment of Clyra’s prepaid marketing asset (see Note 9).  Total impairment expense for the years ended December 31, 2022 and 2021 is $197,000 and $342,000, respectively.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if convertible notes payable, stock options and warrants were exercised into common stock. For the years ended December 31, 2022 and 2021, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the Company’s net loss which creates an anti-dilutive effect of the convertible notes payable, warrants and stock options.

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

The following methodology and assumptions were used to calculate share-based compensation for the years ended December 31, 2022 and 2021:

	2022						2021
	Non Plan			2018 Plan			Non Plan			2018 Plan
Risk free interest rate	2.32	–	3.83%	2.32	–	3.83%	1.49	–	1.73%	0.93	–	1.73%
Expected volatility	114	–	117%	114	–	117%	118	–	124%	118	–	124%
Expected dividend yield	—			—			—			—
Forfeiture rate	—			—			—			—
Life in years	10			10			10			10

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

The warrant relative fair values are also recorded as a discount to the convertible promissory notes. As present, these equity features of the convertible promissory notes have recorded a discount to the convertible notes that is substantially equal to the proceeds received.

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

The Company’s products are sold through a contract with the customer and a written purchase order, in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product, and each product has separate pricing. Revenue is recognized at a point in time when the goods are shipped if the agreement is FOB manufacturer, and when goods are delivered if FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by generally accepted accounting principles (“GAAP”). Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. Management believes there are no unrecognized tax benefits or uncertain tax positions as of December 31, 2022 and 2021.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of December 31, 2022. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2022 and 2021 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, line of credit, and other assets and liabilities. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

In  February 2016, the FASB issued ASU Update No. 2016-02, “Leases,” which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures are also required (see Note 11). We adopted this standard effective  January 1, 2019 using the effective date option, as approved by the FASB in  July 2018, which resulted in a $399,000 gross up of assets and liabilities; this balance  may fluctuate over time as we enter into new leases, extend or terminate current leases. Upon the transition to ASC 842, the Company elected to use hindsight as a practical expedient with respect to determining the lease terms and in assessing any impairment of right-of-use assets for existing leases As of December 31, 2022, the right-of-use assets totaled $867,000 and the lease liability totaled $870,000 on our balance sheet related to our operating leases.

Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 - 5 years. Additions, renewals, and betterments that significantly extend the life of the asset are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any related gain or loss is reflected in income for the period.

Recent Accounting Pronouncements

None.

Note 3. Sale of Stock for Cash

Lincoln Park Financing

On December 13, 2022, we entered into a stock purchase agreement (the “2022 LPC Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us at our request up to an aggregate of $10,000,000 of our common stock (subject to certain limitations) from time to time over a period of three years. The agreement allows us, at our sole discretion, to direct Lincoln Park to purchase shares of our common stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior 12 business days. There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages other than a prohibition on entering into a “Variable Rate Transaction,” as defined in the agreement. Concurrently with the 2022 LPC Purchase Agreement, we entered into a Registration Rights Agreement, pursuant to which we filed a registration statement on Form S-1 with the SEC on December 23, 2022. This registration statement was declared effective on January 19, 2023.

Pursuant to the 2022 LPC Purchase Agreement, we issued 1,250,000 shares to Lincoln Park as a commitment fee, valued at $240,000 and recorded as additional-paid-in-capital on our equity statement.

Pursuant to a similar purchase agreement dated March 30, 2020, during the years ended December 31, 2022 and 2021, we sold 6,011,701 and 24,255,920 shares to Lincoln Park, and received $1,253,000 and $4,018,000, respectively, in gross and net proceeds. Subsequent to December 31, 2022, we began to draw on the 2022 LPC Purchase Agreement for working capital (see Note 14).

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unit Offerings

During the year ended December 31, 2022, we sold 13,568,524  shares of our common stock and received $2,364,000 in gross and net proceeds from accredited investors. In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares. (See Note 6, “Warrants Issued in Unit Offering”.) During the year ended December 31, 2021, we sold 5,435,966 shares of our common stock and received $864,000 in gross and net proceeds from accredited investors. In addition to the shares, we issued each shareholder a six-month and a five-year warrant to purchase additional shares. (See Note 6, “Warrants Issued in Unit Offering”.)

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of December 31, 2022 and 2021 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 10, “Debt Obligations of Clyra Medical”).

	December 31,

	2022	2021
Current portion of debt:
SBA Paycheck Protection Program loan	$43	$314
Convertible note payable, matures March 1, 2023	50	—
SBA EIDL Loan, matures July 2053, current portion	10	—
Debt discount, net of amortization	(3)	—
Total current portion of debt	$100	$314

Long-term debt:
SBA Paycheck Protection Program loans, matures May 2025	$97	$—
Convertible note payable, matures March 1, 2023	—	50
Debt discount, net of amortization	—	(20)
SBA EIDL Loan, matures July 2053	140	150
Total long-term debt, net of current	$237	$180

Total	$337	$494

For the years ended December 31, 2022 and 2021, we recorded $53,000 and $234,000 of interest expense related to the amortization of discounts on convertible notes payable and coupon interest from our convertible notes and lines of credit.

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

Convertible note payable, matures March 1, 2023

On March 8, 2018, we received $50,000 and entered into a note payable. The note is due on upon demand from the noteholder, with sixty days’ notice. On  March 1, 2021, we and the holder of a $50,000 note payable modified the note to set a specific maturity date of  March 1, 2023, and allow the investor to convert the note to our common stock at a price of $0.16 per share. In lieu of interest during the extended period of the note, we issued the investor a stock purchase warrant (see Note 6). Subsequent to December 31, 2022, this note was paid (see Note 14).

SBA Program Loans

On  February 7, 2022, we received notice that the SBA had forgiven $174,000 of ONM Environmental's $217,243 PPP loan. ONM has appealed this decision. On May 12, 2022, we received notice that the SBA had denied the forgiveness application of BLEST’s $97,000 PPP loan. We have appealed that decision. During the period upon which a forgiveness decision is on appeal, loan payments are deferred. The maturity date of the BLEST PPP loan was officially extended on our request to May 2025. On  March 19, 2021, we received notice that the SBA had approved the application for forgiveness of Clyra’s PPP loan totaling $43,000.

In July 2020, our subsidiary ONM Environmental received an Economic Injury Disaster loan from the U.S. Small Business Administration in the amount of $150,000. The has a 3.75% annual interest rate. Monthly payments of $800 began January 2023.

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for Services

Payment of Officer Salaries

During the year ended December 31, 2022, certain of our officers agreed to convert an aggregate $120,000 of accrued and unpaid salary into 532,225 shares of our common stock.  The unpaid salary is converted on the last day of each quarter as follows: on September 30, 2022, we issued 268,330shares of our common stock at $0.27; on June 30, 2022, we issued 263,895 shares of our common stock at $0.18 per share.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payment of Consultant Fees

During 2022, certain of our consultants agreed to convert an aggregate $171,000 accrued and unpaid obligations into 916,287 shares of our common stock. The unpaid obligations were converted on the last day of each quarter as follows: December 30, 2022, we issued 642,041 shares of our common stock at $0.20 per share; on  September 30, 2022, we issued 110,498 shares of our common stock at $0.27; on  June 30, 2022, we issued 76,996 shares of our common stock at $0.18; on  March 31, 2022, we issued 86,752 shares of our common stock at $0.23 per share.

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

Stock Option Expense

During the years ended December 31, 2022 and 2021, we recorded an aggregate $2,071,000 and $1,872,000, respectively, in selling general and administrative expense related to the issuance of stock options. Of that amount, we recorded an aggregate $2,071,000 and $1,872,000, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2018 Equity Incentive Plan, and outside of this plan.  Of that amount, $408,000 and $564,000 were issued by our subsidiary Clyra Medical (see Note 10).

2018 Equity Incentive Plan

On June 22, 2018, our stockholders adopted the BioLargo 2018 Equity Incentive Plan (“2018 Plan”) as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 22, 2028. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The total number of shares reserved and available for awards pursuant to this Plan as of the date of adoption of this 2018 Plan by the Board is 40 million shares. The number of shares available to be issued under the 2018 Plan increases automatically each January 1st by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of December 31, 2022, 48,000,000 shares are authorized under the plan.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity for our stock options under the 2018 Plan during the year ended December 31, 2022, and the year ended December 31, 2021, is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	Intrinsic
	Outstanding	Price per share			share	Value(1)
Balance, December 31, 2020	18,865,525	$0.12	–	0.43	$0.19
Granted	4,320,617	$0.13	–	0.23	$0.19
Balance, December 31, 2021	23,186,142	$0.12	–	0.43	$0.19
Granted	6,322,233	$0.18	–	0.27	$0.22
Exercised	(290,243)	$0.13	–	0.23	$0.16
Expired	(733,583)	$0.12	–	0.40	$0.33
Balance, December 31, 2022	28,484,549	$0.12	–	0.43	$0.19
Non-vested	(3,746,708)	$0.18	–	0.27	$0.19
Vested, December 31, 2022	24,737,841	$0.12	–	0.43	$0.19	$596,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.20 at December 31, 2022.

The options granted to purchase 6,322,233 shares during the year ended  December 31, 2022 with an aggregate fair value of $1,329,000 were issued to officers, board of directors, employees and consultants: (i) we issued options to purchase 495,135 shares of our common stock at an exercise price on the respective grant date of $0.17 and $0.23 per share to our CFO and President to replace options that had expired and resulted in a fair value of $97,000; (ii) we issued options to purchase 1,861,456 shares of our common stock at an exercise price on the respective grant date ranging between $0.18 – $0.27 per share to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $401,000; (iii) we issued options to purchase 2,933,901 shares of our common stock to employees as part of an employee retention plan at an exercise price on the respective date ranging between $0.18 – $0.27 per share; the fair value of employee retention plan options totaled $608,000 and will vest quarterly over four years as long as they are retained as employees; (iv) we issued options to purchase 731,741 shares of our common stock to consultants in lieu of cash for expiring options and per agreement totaling $155,000, and (v) we issued 300,000 options to our Chief Financial Officer with a fair value of $68,000(see “Chief Financial Officer Contract Extension” immediately below). All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

Chief Financial Officer Contract Extension

On  March 22, 2022, we and our Chief Financial Officer Charles K. Dargan, II formally agreed to extend the engagement agreement dated    February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as the Company’s Chief Financial Officer. The Engagement Extension Agreement dated as of  March 22, 2022 (the “Engagement Extension Agreement”) provides for an additional one-year term through January 31, 2023 (the “Extended Term”; see Note 14).

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

Activity for our stock options under the 2007 Plan for the years ended December 31, 2022 and 2021 is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	price per share			share	Value(1)
Balance, December 31, 2020	5,689,363	$0.23	–	0.94	$0.44
Expired	(2,810,117)	0.34	–	0.51	0.38
Balance, December 31, 2021	2,879,246	$0.23	–	0.94	$0.49
Expired	(975,161)	0.35	–	0.40	0.36
Balance, December 31, 2022	1,904,085	$0.23	–	0.94	$0.56	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.20 at December 31, 2022.

Non-Plan Options issued

Activity of our non-plan stock options issued for the years ended December 31, 2022 and 2021 is as follows:

					Weighted
	Non-plan				average	Aggregate
	Options	Exercise			price per	intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2020	20,749,583	$0.12	–	1.00	$0.41
Granted	169,624	0.17	–	0.23	0.20
Expired	(800,000)	1.00			1.00
Balance, December 31, 2021	20,119,207	$0.12	–	0.83	$0.39
Granted	571,358	0.17	–	0.27	0.19
Expired	(1,666,736)	0.30	–	0.40	0.31
Balance, December 31, 2022	19,023,829	$0.12	–	0.83	$0.39
Unvested	(507,500)	0.45			0.45
Vested and outstanding, December 31, 2022	18,516,329	$0.12	–	0.83	$0.39	$77,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.20 at December 31, 2022.

During the year ended December 31, 2022, we issued options to purchase an aggregate 571,358 shares of our common stock at exercise prices ranging between $0.17 – $0.27 per share to vendors for fees for services. The fair value of the options issued totaled an aggregate $109,000 and is recorded in our selling, general and administrative expense.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

					Weighted
					average	Aggregate
	Warrants	Exercise			price per	intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2020	32,980,989	$0.13	–	1.00	$0.29
Granted	11,096,992	0.12	–	0.14	0.21
Exercised	(1,283,333)	0.12	–	0.14	0.13
Expired	(6,029,086)	0.12	–	0.70	0.30
Balance, December 31, 2021	36,765,562	$0.13	–	1.00	$0.27
Granted	27,137,048	0.12	–	0.14	0.23
Exercised	—
Expired	(14,879,152)	0.12	–	0.48	0.24
Balance, December 31, 2022	49,023,398	$0.13	–	1.00	$0.26	$691,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.20 at December 31, 2022.

Warrants issued in Unit Offerings

During the year ended December 31, 2022, pursuant to our Unit Offerings (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 13,568,524 shares of our common stock at prices from $0.19 - $0.26 per share, and five-year stock purchase warrants to purchase an aggregate 13,568,524 shares of our common stock at prices from $0.24 - $0.33 per share.

During the year ended  December 31, 2021, pursuant to our Unit Offering (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 5,435,996 shares of our common stock at prices from $0.14 - $0.23 per share, and five-year stock purchase warrants to purchase an aggregate 5,435,996 shares of our common stock at prices from $0.16 - $0.29 per share.

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

	2022			2021
Risk free interest rate	3.69	–	3.88%	0.71%
Expected volatility	40%			100%
Expected dividend yield	—			—
Forfeiture rate	—			—
Expected life in years	3			.5	–	5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

As of December 31, 2022, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	Water	Intercompany amounts	Totals
Accounts payable	$187	$486	$7	$119	$(82)	$717
Accrued payroll	20	58	120	—	—	198
Accrued interest	25	—	—	—	—	25
Total						$940

As of December 31, 2021, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	Water	Intercompany amounts	Totals
Accounts payable	$156	$72	$73	$96	$(47)	$350
Accrued payroll	37	53	94	—	—	184
Accrued interest	25	—	—	—	—	25
Total						$559

See Note 10, “Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

Note 8. Provision for Income Taxes

Given our historical losses from operations, income tax obligations have been limited to the minimum franchise tax assessed by the State of California. Since 2016, we have not consolidated for tax purposes our subsidiary Clyra Medical, as our ownership interest was less than 80%. Our subsidiary BLEST is a Tennessee limited liability company and as such, is not consolidated in our corporate tax return. As a pass-through entity, it does not pay federal taxes. However, the state of Tennessee charges franchise and excise taxes for limited liability companies, and thus BLEST will incur a nominal franchise tax and will not pay an excise tax unless and until it is profitable.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2022, we had federal and California tax net operating loss carry-forwards (“NOLs”) of approximately $101,000,000 and $54,000,000 respectively. Due to changes in our ownership through common stock issuances throughout the year, the utilization of NOLs may be subject to annual limitations and discounts under provisions of the Internal Revenue Code. We have not conducted a complete analysis to determine the extent of these limitations or any future limitation. Such limitations could result in the permanent loss of a significant portion of the NOLs. Under the Tax Cuts and Jobs Act (“TCJA”) signed into law on December 22, 2018, post‑2018 NOLs may be carried forward indefinitely, and pre‑2018 NOLs have a 20-year limitation on carryforwards; however, the NOLs are limited to the lesser of (1) the aggregate of the NOL carryovers to such year, plus the NOL carry-backs to such year, or (2) 80% of taxable income (determined without regard to the deduction) (Internal Revenue Code Sec. 172(a)). Generally, NOLs can no longer be carried back but are allowed to be carried forward indefinitely (Sec. 172(b)(1)(A), which applies to 2018 and later NOLs only). Nevertheless, for California purposes, the additional taxable income limitations on NOL carryforwards as well as the indefinite time to use the NOLs have not been adopted. Therefore, for California, NOLs expire after 20 years. As such, ours will begin to expire in for the tax period ending December 31, 2024. Realization of our deferred tax assets, which relate to operating loss carryforwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Other Asset, Prepaid Marketing

On December 30, 2015, Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen is obligated to provide consulting services to Clyra Medical related to its sales and marketing activities, in exchange for $23,000 per month for a period of four years. On June 30, 2020, at Clyra’s request, Beach House Consulting agreed to accept 3,639 shares of Clyra common stock valued at $788,000, in lieu of cash, as full prepayment of the consulting fee. The obligation to provide the consulting services is dependent on Clyra generating an average of $250,000 in monthly sales over three consecutive months, which has not been met. The value of the shares issued to Beach House totaled $788,000, and the obligation is recorded as a non-current asset on our consolidated balance sheet.

Management determined as of December 31, 2021, to impair the asset by $197,000. The impairment amount was charged to impairment expense on our consolidated statement of operations.

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

In light of Clyra Medical’s revenues for the year ended December 31, 2022, and its shift of focus to a surgical wash product, Management determined as of December 31, 2022, to further impair the asset by $197,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Noncontrolling Interest – Clyra Medical

As discussed in Note 2 above, we consolidate the operations of our partially owned subsidiary Clyra Medical, of which we owned 58% of its outstanding shares as of December 31, 2022.

Debt Obligations of Clyra Medical

Promissory Note

On  April 8, 2022, Clyra Medical issued a promissory note in the principal amount of $100,000 to an individual investor, payable  April 8, 2024, and bearing 8% annual interest. The note  may be converted by its holder at any time prior to the maturity date, and automatically converts to stock upon (i) Clyra’s sale of $5,000,000 or more of its common or preferred stock, or (ii) the maturity date, at a conversion price equal to 70% of the lowest price-per-share of shares sold to a future investor prior to the maturity date.

Line of Credit

On June 30, 2020, Clyra Medical entered into a Revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC committed to provide a $1,000,000 inventory line of credit. Clyra Medical received $260,000 in draws and made repayments totaling $99,000. Funds from the line of credit must be used to produce inventory. Additional draws are conditional upon the presentation of invoices or purchase orders to the lender equal to the greater of one-half of principal outstanding on the line of credit, and $200,000. The line of credit note earns interest at 15%, matures in one year, and requires Clyra pay interest and principal from gross product sales. For the first 180 days, on a monthly basis, Clyra is required to pay 30% of gross product sales to reduce amounts owed, and thereafter 60% of gross sales. Clyra issued Vernal Bay 322 shares of its common stock as a commitment fee for the line of credit, valued at $70,000. A security agreement of the same date grants Vernal Bay a security interest in Clyra’s inventory, as that term is defined in the Uniform Commercial Code. Clyra may prepay the note at any time.

On December 13, 2022, we entered into an amendment of the Revolving Line of Credit Agreement whereby the maturity date of the line of credit was extended to September 30, 2024, and the payment terms were modified such that amounts of principal due in each month are capped at a maximum of 15% of the principal amount then due under the note. Additionally, BioLargo agreed to allow Vernal Bay to elect to convert, any time prior to the note’s maturity date, the 322 shares of Clyra common stock it received as consideration for the line of credit into shares of Biolargo common stock at the then market price of BioLargo’s common stock.  Vernal Bay elected to convert the shares (see Note 14).

As of December 31, 2022, the balance outstanding on this line of credit totals $161,000. As of December 31, 2021, the balance outstanding on this line of credit totaled $187,000.

Equity Transactions

As of December 31, 2022, Clyra had 91,149 common shares, and 2,075 Series A Preferred shares, outstanding. Of that amount, BioLargo owned 52,601 common shares, and 1,349 Series A Preferred shares. BioLargo owns 58% of Clyra’s issued and outstanding shares.

Sales of Common Stock

During the year ended December 31, 2022, Clyra did not sell shares of its common stock. On March 2, 2022, BioLargo converted $633,091 owed to it by Clyra into 2,032 shares of Clyra common stock.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2021, Clyra sold 161 shares of its common stock for $50,000 to private investors at $310 per Clyra share.

Sales of Series A Preferred Stock

On December 20, 2022, Clyra sold 725 shares of its Series A Preferred Stock, and in exchange received $225,000 in gross and net proceeds, from two accredited investors. Each investor also received a 3-year warrant to purchase the same number of additional shares of common stock for $372 per share. The fair value of these warrants totaled $55,000. Shares of Series A Preferred Stock earn a dividend of 15% each year. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock. Accrued dividends may be converted to common stock at a conversion rate of $310 per share.

Each investor also entered into an agreement with BioLargo whereby the investor may exchange some or all of its Series A Preferred stock, plus accrued dividends, into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 30 prior trading days. Elections must be made during the 18-month period that begins 18 months after the closing of the Series A Preferred offering (which has not yet taken place), or June 30, 2023, whichever is earlier.

Subsequent to December 31, 2022, Clyra continued to sell its Series A Preferred Stock (see Note 14).

Stock Options

					Weighted
	Clyra				average
	Options	Exercise			price per
	Outstanding	price per share			share
Balance, December 31, 2020	11,411			$1.00	$1.00
Granted	2,594			1.00	1.00
Balance, December 31, 2021	14,004			$1.00	$1.00
Granted	1,829	1.00	-	310	40.24
Balance, December 31, 2022	15,833	$1.00	-	310	$5.53

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis.  During the years ended December 31, 2022 and 2021, Clyra issued options to purchase 1,829 and 2,594 shares of its common stock, respectively. Each option vests upon issuance and has an expiration date 10 years from the date of grant. The exercise price of the options granted in the year ended December 31, 2021, was $1.00 per share. Of the 1,829 options granted in the year ended December 31, 2022, the exercise price of 1,597 are $1.00 per share, and the remainder are $310 per share. The fair value of the options issued in the year ended December 31, 2022 and 2021 totaled $408,000 and $564,000, respectively. We used the Black-Scholes model to calculate the initial fair value, assuming a stock price on date of grant of $310 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%. We also used a risk-free rate ranging between 2.32% - 3.83%, a volatility of 40% and an expected life of 10 years.

Accounts Payable and Accrued Expenses

At December 31, 2022 and 2021, Clyra had the following accounts payable and accrued expenses (in thousands):

Category	2022	2021
Accounts payable	$186	$149
Accrued payroll	45	30
Accrued interest	7	51
Total	$238	$230

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The BLEST Compensation Committee has met regularly since the subsidiary commenced operations. In 2018, it reviewed the operating performance and determined that the performance metrics were not met and as a result, did not award any Class B units or stock options. In November 2019, it determined that a portion of the performance metrics were met, and that one-half of the eligible profits interests would be vested (2.5% in the aggregate), and therefore one-half of the option interests (10%) would be vested (175,000 options shares in the aggregate). The vesting of option shares resulted in a fair value totaling $44,000, recorded on our consolidated statement of operations as selling, general and administrative expense. The fair value of the profit interest was nominal and not booked. In January 2021, the committee again reviewed the operating performance and determined that a portion of the performance metrics were met. It was agreed that one-half and one-quarter of the eligible profit interests would be vested (3.75% in the aggregate), and therefore one-half of the option interests (15%) would be vested (262,500 options shares in the aggregate). The vesting of option shares resulted in a fair value totaling $65,000, recorded on our consolidated statement of operations as selling, general and administrative expense for the year ended December 31, 2020. In January 2022, the committee again reviewed the operating performance and determined that a portion of the performance metrics were met. It was agreed that an additional one-half and one-quarter of the eligible profits interests would be vested (11.25% in the aggregate), and therefore an additional half of the option interests would be vested (525,000 options shares in the aggregate). The vesting of option shares resulted in a fair value totaling $65,000, recorded on our consolidated statement of operations as selling, general and administrative expense for the year ended December 31, 2021.  In December 2022, the committee again reviewed the operating performance and determined that a portion of the performance metrics were met. It was agreed that an additional one-half and one-quarter of the eligible profits interests would be vested (17.75% in the aggregate), and therefore an additional half of the option interests would be vested (1,242,500 options shares in the aggregate).  The vesting of option shares resulted in a fair value totaling $135,000 and is recorded on our consolidated statement of operations as selling, general and administrative expense for each of the years ended December 31, 2022.

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

Historically, none of our operating business units have operated at a profit (other than ONM the last two quarters of 2022) and therefore each required additional cash to meet its monthly expenses, funded through BioLargo’s sales of debt or equity, research grants, and tax credits. Clyra Medical has also been funded by third party investors who invest directly in Clyra Medical in exchange for equity ownership in that entity.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The segment information for the years December 31, 2022 and 2021, is as follows (in thousands):

	2022	2021
Revenues
BioLargo corporate	$5	$7
ONM Environmental	4,374	1,419
BLEST	1,943	1,635
Clyra Medical	56	139
BioLargo Water	1	12
Intersegment revenue	(495)	(681)
Total	$5,884	$2,531

Research and development
BioLargo corporate	$(674)	$(1,001)
BLEST	(469)	(488)
Clyra Medical	(110)	(66)
BioLargo Water	(565)	(486)
BioLargo corporate - intersegment	499	674
Total	$(1,319)	$(1,367)

Operating income (loss)
BioLargo corporate	$(3,971)	$(5,688)
ONM Environmental	1,130	(511)
BLEST	(452)	(629)
Clyra Medical	(1,383)	666
BioLargo Water	(714)	(616)
Total	$(5,390)	$(6,778)

Interest expense
BioLargo corporate	$(24)	$(118)
Clyra Medical	(29)	(116)
Total	$(53)	$(234)

Net income (loss)
BioLargo corporate	$(3,995)	$(5,781)
ONM Environmental	1,304	(511)
BLEST	(425)	(629)
Clyra Medical	(1,412)	593
BioLargo Water	(604)	(566)
Consolidated net loss	$(5,132)	$(6,894)

As of December 31, 2022	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$669	$2,064	$631	$441	$194	$(41)	$3,958
Right of use	136	—	—	731	—	—	867
Investment in South Korean joint venture	33	—	—	—	—	—	33
Total	$838	$2,064	$631	$1,172	$194	$(41)	$4,858

As of December 31, 2021	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$555	$451	$816	$595	$152	$(47)	$2,522
Right of use	222	—	—	231	—	—	453
Investment in South Korean joint venture	48	—	—	—	—	—	48
Total	$825	$451	$816	$433	$152	$(47)	$3,023

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Commitments and Contingencies

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. Short-term leases less than one-year are not included in our analysis. For the years ended December 31, 2022 and 2021, rental expense was $316,000 and $288,000, respectively.  The lease of our Westminster facility expires  August 2024. It is too early for management to determine if it will exercise its option to extend the lease four years, therefore the four-year extension is not included in the analysis. In  September 2022, the lease of our Oak Ridge, Tennessee facility was extended for ten years. The ten-year lease added $443,000 to our right of use and lease liability and on our  December 31, 2022, balance sheet our right of use and lease liability totaled $867,000. The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.

As of December 31, 2022, our weighted average remaining lease term is nine years and the total remaining operating lease payments is $1,793,000. Our minimum lease payments over the next five years are as follows:

Year ending	BioLargo Corp / ONM	BLEST	Total
December 31, 2023	118,000	151,000	269,000
December 31, 2024	70,000	154,000	224,000
December 31, 2025	--	157,000	157,000
December 31, 2026	--	160,000	160,000
December 31, 2027	--	161,000	161,000
Thereafter	--	822,000	822,000
Total minimum lease payments	$188,000	$1,605,000	$1,793,000

Note 14. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosure.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lincoln Park Capital Purchase of Shares

From January 1, 2023, through March 29, 2023, we sold 545,402 shares of common stock to Lincoln Park pursuant to the 2022 LPC Purchase Agreement (see Note 3), and received $105,000 in gross and net proceeds. These sales were registered with the SEC on Form S-1 (file number 333-268973).

Clyra Medical – Series A Preferred

From January 1, 2023, through March 29, 2023, Clyra Medical accepted subscriptions in the aggregate amount of $225,000 and sold 726 shares of its Series A Preferred Stock for $310 per share. The investor also received a three-year warrant to purchase the same number of additional shares of common stock for $372 per share. The investor also entered into an agreement with BioLargo whereby the investor may exchange some or all of its Clyra Series A Preferred stock, plus accrued dividends, into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 30 prior trading days. Elections must be made during the 18-month period that begins 18 months after the closing of the Series A erred offering (which has not yet taken place), or June 30, 2023, whichever is earlier. (See Note 10.)

Unit Offering

From January 1, 2023, through March 29, 2023, we accepted $694,640 in subscriptions from twelve accredited investors and issued 3,500,000 shares of our common stock, six-month warrants to purchase 3,500,000 shares of our common stock at $0.228 per share, and five-year warrants to purchase 3,787,579 shares of our common stock at $0.285 per share.

BioLargo Energy Technologies, Inc.

On January 1, 2023, BioLargo’s wholly owned subsidiary BioLargo Energy Technologies, Inc. (“BETI”), formed to commercialize a proprietary sodium-sulfur battery technology, began an offering of its common stock for $2.00 per share. From January 1, 2023, through March 29, 2023, the company received $700,000 in investments, and issued 350,000 shares of its common stock. Of the $700,000 invested, $100,000 was from BioLargo. As of March 29, 2023, BioLargo owns 96.8% of the company’s common stock.

Each investor also entered into an agreement with BioLargo whereby the investor may exchange some or all of its BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price of BioLargo’s common stock over the 30 prior trading days. Elections to exchange must be made by the investor during the calendar year 2024. An investor can make such election only one time; BioLargo does not have the ability to compel an investor to exchange its shares.

Satisfaction of $50,000 Note

On March 6, 2023, we entered into an agreement with the holder of a $50,000 note (see Note 4, “Convertible note payable, matures March 1, 2023”) to convert that note into common stock of BETI. As payment for interest, a warrant to purchase 200,000 shares of BioLargo common stock at $0.21 was issued to the investor, expiring five years from the grant date.

CFO Engagement Extension

On March 21, 2023, we and our Chief Financial Officer Charles K. Dargan, II formally agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as the Company’s Chief Financial Officer. The Engagement Extension Agreement dated as of March 21, 2023 (the “Engagement Extension Agreement”) provides for an additional one-year term to expire January 31, 2024 (the “Extended Term”), at which time Mr. Dargan will continue to serve as CFO, unless and until either party terminates the agreement.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As the sole compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 25,000 shares of the Company’s common stock for each month during the Extended Term (thus, an option to purchase 300,000 shares reflecting an extended term of 12 months). The Option vests over the period of the Extended Term, with 25,000 shares having vested as of March 21, 2023, and the remaining shares to vest 25,000 shares monthly beginning March 31, 2023, and each month thereafter, so long as the agreement is in full force and effect. The Option is exercisable at $0.20 per share, the closing price of BioLargo’s common stock on the March 21, 2023 grant date, expires ten years from the grant date, and was issued pursuant to the Company’s 2018 Equity Incentive Plan.

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

Clyra Medical

On January 9, 2023, the holder of a line of credit of Clyra Medical elected to convert 322 shares of Clyra Medical common stock into 527,983 shares of BioLargo common stock at $0.1894 per share in accordance with the amendment to the line of credit agreement dated December 13, 2022. (See Note 10, subheading “Line of Credit”.)