Form 10-Q
period 2023-03-31
BIOLARGO, INC.
filed 2023-05-17
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023.

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

The number of shares of the Registrant’s Common Stock outstanding as of May 15, 2023 was 284,690,284 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(in thousands, except for share and per share data)

	MARCH 31,	DECEMBER 31,
	2023 (unaudited)	2022

Assets
Current assets:
Cash and cash equivalents	$3,264	$1,851
Accounts receivable, net of allowance	1,380	1,064
Inventories, net of allowance	135	120
Prepaid expenses and other current assets	95	118
Total current assets	4,874	3,153

Equipment, net of depreciation	391	287
Other non-current assets	124	124
Investment in South Korean joint venture	27	33
Right of use, operating lease, net of amortization	837	867
Clyra Medical prepaid marketing	394	394
Total assets	$6,647	$4,858

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,224	$940
Clyra Medical accounts payable and accrued expenses	278	238
Debt obligations	66	100
Deferred revenue	21	17
Lease liability	97	97
Deposits	113	184
Total current liabilities	1,799	1,576

Long-term liabilities:
Debt obligations, net of current	302	237
Lease liability, net of current	747	773
Clyra Medical debt obligations	247	261
Total long-term liabilities	1,296	1,271
Total liabilities	3,095	2,847

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00067 Par Value, 550,000,000 Shares Authorized, 284,122,581 and 278,462,706 Shares Issued, at March 31, 2023 and December 31, 2022, respectively	190	186
Additional paid-in capital	150,191	148,435
Accumulated deficit	(143,841)	(143,594)
Accumulated other comprehensive loss	(155)	(149)
Total BioLargo Inc. and subsidiaries stockholders’ equity	6,385	4,878
Non-controlling interest	(2,833)	(2,867)
Total stockholders’ equity	3,552	2,011
Total liabilities and stockholders’ equity	$6,647	$4,858

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(in thousands, except for share and per share data)

(unaudited)

	MARCH 31, 2023	MARCH 31, 2022

Revenue
Product revenue	$3,548	$610
Service revenue	194	355
Total revenue	3,742	965

Cost of revenue
Cost of goods sold	(1,797)	(293)
Cost of service	(135)	(151)
Total cost of revenue	(1,932)	(444)
Gross profit	1,810	521

Operating expenses:
Selling, general and administrative expenses	1,722	1,839
Research and development	565	392
Total operating expenses	2,287	2,231
Operating loss	(477)	(1,710)

Other income (expense):
PPP forgiveness	—	174
Grant income	31	5
Interest expense	(48)	(13)
Total other (expense) income	(17)	166

Net loss	(494)	(1,544)
Net (loss) income attributable to noncontrolling interest	(247)	108
Net loss attributable to common stockholders	$(247)	$(1,652)

Net loss per share attributable to common stockholders:
Loss per share attributable to stockholders – basic and diluted	$(0.0009)	$(0.0063)
Weighted average number of common shares outstanding:	280,711,278	260,805,418

Comprehensive loss attributable to common stockholders
Net loss	$(494)	$(1,544)
Foreign currency translation adjustment	(6)	(8)
Comprehensive loss	(500)	(1,552)
Comprehensive (loss) income attributable to noncontrolling interest	(247)	108
Comprehensive loss attributable to stockholders	$(253)	$(1,660)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(in thousands, except for share and per share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)

Balance, December 31, 2022	278,462,706	$186	$148,435	$(143,594)	$(149)	$(2,867)	$2,011
Sale of stock for cash	4,201,402	3	797	—	—	—	800
Issuance of common stock for services	930,490	1	206	—	—	—	207
Issuance of common stock in exchange for Clyra shares	527,983	—	—	—	—	—	—
Stock option compensation expense	—	—	195	—	—	—	195
Clyra Medical Technologies, Inc. (Clyra) stock options issued for services	—	—	61	—	—	—	61
Warrant issued for interest	—	—	30	—	—	—	30
Clyra – sales of Series A Preferred Stock	—	—	—	—	—	225	225
Clyra – Series A Preferred Stock – dividend	—	—	—	—	—	(27)	(27)
Biolargo Energy Technology Inc. (BETI) offering	—	—	—	—	—	550	550
Noncontrolling interest allocation	—	—	467	—	—	(467)	—
Net loss	—	—	—	(247)	—	(247)	(494)
Foreign currency translation	—	—	—	—	(6)	—	(6)
Balance, March 31, 2023	284,122,581	$190	$150,191	$(143,841)	$(155)	$(2,833)	$3,552

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2021	255,893,726	$171	$143,718	$(139,121)	$(115)	$(3,720)	$933
Sale of common stock for cash	6,703,789	4	1,198	—	—	—	1,202
Issuance of common stock for service	86,752	—	17	—	—	—	17
Stock option compensation expense	—	—	660	—	—	—	660
Clyra Medical stock option expense	—	—	141	—	—	—	141
Noncontrolling interest allocation	—	—	(528)	—	—	528	—
Net loss	—	—	—	(1,652)	—	108	(1,544)
Foreign currency translation	—	—	—	—	(8)	—	(8)
Balance, March 31, 2022	262,684,267	$176	$145,205	$(140,773)	$(123)	$(3,085)	$1,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(in thousands, except for share and per share data)

(unaudited)

	MARCH 31, 2023	MARCH 31, 2022
Cash flows from operating activities
Net loss	$(494)	$(1,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	256	801
Common stock issued for services	207	17
Interest expense related to amortization of the discount on note payable	3	4
Fair value of warrant issued for interest	30	—
PPP loan forgiveness	—	(174)
Loss on investment in South Korean joint venture	6	8
Depreciation expense	22	2
Changes in assets and liabilities:
Accounts receivable	(316)	(178)
Inventories	(17)	(29)
Prepaid expenses and other assets	25	(59)
Accounts payable and accrued expenses	284	114
Clyra accounts payable and accrued expenses	14	(25)
Deferred revenue	4	(89)
Right of use and lease liability, net	4	—
Deposit	(71)	12
Net cash used in operating activities	(43)	(1,140)

Cash flows from investing activities
Equipment purchases	(48)	(32)
Net cash used in investing activities	(48)	(32)

Cash flows from financing activities
Proceeds from sale of common stock	800	1,202
Proceeds from sale of BETI common stock	550	—
Repayment of note payable	(50)	—
Repayment by Clyra on inventory line of credit	(15)	(10)
Proceeds from sale of Clyra Medical preferred stock	225	—
Net cash provided by financing activities	1,510	1,192
Net effect of foreign currency translation	(6)	(8)
Net change in cash	1,413	12
Cash at beginning of year	1,851	962
Cash at end of period	$3,264	$974

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$15	$7
Income taxes	$5	$—
Short-term lease payments not included in lease liability	$13	$52
Non-cash investing and financing activities
Equipment added via vehicle loan	$80	$—
Conversion of intercompany receivable into Clyra shares	$—	$633
Allocation of noncontrolling interest	$467	$528
Conversion of Clyra common stock to BioLargo common stock	$100	$—

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

Organization

We are a Delaware corporation formed in 1991. We have five wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc., organized under the laws of the State of California in 2009; BioLargo Equipment and Technologies, Inc., organized under the laws of the State of California in 2022; BioLargo Water, Inc. (“Water”), organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 82% (see Note 9) of BioLargo Engineering Science and Technologies, LLC (“BLEST”), organized under the laws of the State of Tennessee in 2017, 58% of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012, and 97.1% of BioLargo Energy Technologies, Inc. (“BETI”) organized under the laws of the State of California in 2022. We consolidate the financial statements of our partially owned subsidiaries (see Note 2, subheading “Principles of Consolidation,” and Note 8).

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the three months ended March 31, 2023, we generated revenues of $3,742,000 through our subsidiaries (see Note 11), had a net loss of $494,000, used $43,000 cash in operations, and at March 31, 2023, we had working capital of $3,075,000, and current assets of $4,874,000. While our operating loss has decreased in recent quarterly periods, as has our cash used in operations, we expect to continue to need further investment capital to fund operations. We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

During the three months ended March 31, 2023, we (i) sold $105,000 of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) (see Note 3), (ii) sold $695,000 of our common stock and warrants to accredited investors (see Notes 3 and 6), (iii) sold $225,000 of Clyra Medical Series A Preferred Stock (see Note 8), and (iv) sold $550,000 of BETI common stock (see Note 10).

As of March 31, 2023, our cash and cash equivalents totaled $3,264,000. Our total liabilities included a $78,000 vehicle loan, $140,000 due in U.S. Small Business Administration (SBA) loans issued pursuant to the Paycheck Protection Program (see Note 4), $150,000 due to the SBA issued pursuant to the Economic Injury Disaster program (see Note 4), and $247,000 owed by Clyra Medical due in 2024 (see Note 8).

Subsequent to March 31, 2023, we continued to sell common stock to Lincoln Park for working capital as needed (see Note 13).

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and partially owned subsidiaries BETI, BLEST and Clyra Medical. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The Company has designated the functional currency of BioLargo Water, Inc., our Canadian subsidiary, to be the Canadian dollar. Therefore, translation gains and losses resulting from differences in exchange rates are recorded in accumulated other comprehensive income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. Substantially all cash equivalents are held in short-term money market accounts at one of the largest financial institutions in the United States, Bank of America. From time to time, our cash account balances are greater than the Federal Deposit Insurance Corporation insurance limit of $250,000 per owner per bank, and during such times, we are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the financial institution. We do not anticipate non-performance by our financial institution.

As of March 31, 2023, and December 31, 2022, our cash balances were made up of the following (in thousands):

	March 31, 2023	December 31, 2022
BioLargo, Inc. and subsidiaries	$3,171	$1,685
Clyra Medical Technologies, Inc.	93	166
Total	$3,264	$1,851

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of March 31, 2023, and  December 31, 2022 was $12,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the three months ended March 31, 2023, one customer accounted for more than 10% of consolidated revenues, and during the three months ended March 31, 2022, two customers each accounted for more than 10% of consolidated revenues:

	March 31, 2023	March 31, 2022
Customer A	86%	29%
Customer B	<10%	14%

At March 31, 2023, and December 31, 2022, one customer accounted for more than 10% of consolidated accounts receivable:

	March 31, 2023	December 31, 2022
Customer A	70%	24%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of  March 31, 2023, and December 31, 2022, was $158,000. Inventories consisted of (in thousands):

	March 31, 2023	December 31, 2022
Raw material	$52	$46
Finished goods	83	74
Total	$135	$120

Other Non-Current Assets

Other non-current assets consisted of (i) security deposits related to our business offices, (ii) three patents acquired on  October 22, 2021, for $34,000, and (iii) tax credit receivables from the Canadian government related to a research and development credit from our Canadian subsidiary for which we’ve applied for and received in prior periods.

	March 31, 2023	December 31, 2022
Patents	$34	$34
Security deposits	36	36
Tax credit receivable	54	54
Total	$124	$124

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheet and record an increase or decrease the recorded balance by our percentage ownership of the profits or losses in the joint venture. The joint venture has incurred a loss since inception and our 40% ownership share reduced our investment interest during the three months ended March 31, 2023, and 2022, by $6,000 and $8,000, respectively.

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

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if convertible notes payable, stock options and warrants were exercised into common stock. For the three months ended March 31, 2023, and 2022, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the Company’s net loss which creates an anti-dilutive effect of the convertible notes payable, warrants and stock options.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following methodology and assumptions were used to calculate share-based compensation for the three months ended March 31, 2023, and 2022:

	2023		2022
	Non Plan	2018 Plan	Non Plan			2018 Plan
Risk free interest rate	3.48%	3.48%	2.32	–	3.83%	2.32	–	3.83%
Expected volatility	114%	114%	114	–	117%	114	–	117%
Expected dividend yield	—	—		—			—
Forfeiture rate	—	—		—			—
Life in years	10	10		10			10

Expected price volatility is the measure by which our stock price is expected to fluctuate during the expected term of an option. The expected volatility is derived from the historical daily change in the market price of our common stock, as we believe that historical volatility is the best indicator of future volatility.

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

The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative and not qualify for equity treatment, then it is measured at fair value using the Black Scholes option model and recorded as a liability on the balance sheet. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”).

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

Non-Cash Transactions

We determine the value assigned to each intangible we acquire, and/or services or products received for non-cash consideration of our common stock based on the market price of our common stock issued as consideration, at the date of the agreement of each transaction or when the service is rendered or product is received.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company has outstanding contract liability obligations of $21,000 as of March 31, 2023, recorded as deferred revenue. We recognized $8,000 in revenue and reduce the deferred revenue balance by the same amount as performance obligations were satisfied in the three months ended March 31 ,2023. The outstanding balance will be recognized over the remaining life of the contracts.

As we generate revenues from royalties or license fees from our intellectual property, a licensee will pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. We have entered into a licensing agreement for the CupriDyne Clean product, and we recognize royalty and license fees on a quarterly basis as the product is sold through to third parties and reported to us.

Clyra also has certain distribution agreements that call for consigned inventory. Although the product is shipped to a third party, it is not revenue until that consigned inventory is sold to end user customer.

Government Grants

We have been awarded multiple research grants from the private and public Canadian research programs. The income we receive directly from grants is recorded as other income. We have been awarded over 80 grants since our first in 2015. Some of the funds from these grants are given directly to third parties (such as the University of Alberta or a third-party research scientist) to support research on our technology. The grants have terms generally ranging between six and eighteen months and support a majority, but not all, of the related research budget costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by generally accepted accounting principles (“GAAP”).  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of March 31, 2023, and December 31, 2022.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of March 31, 2023, and December 31, 2022. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments as of March 31, 2023 and December 31, 2022 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, line of credit, and other assets and liabilities. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

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

Leases

At inception of a lease contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. We have no leases classified as finance leases. As of March 31, 2023, the weighted average remaining lease term for our operating leases was nine years. The weighted average discount rate for our operating leases was 18%. For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, management estimates the incremental borrowing rate, which currently is estimated to be 18%. Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Lease components are included in the measurement of the initial lease liability. Additional payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability. Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.

As of March 31, 2023, the right-of-use assets totaled $837,000 and the lease liability totaled $844,000 on our balance sheet related to our operating leases.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which sets out the principles for the recognition of measurement of credit losses on financial instruments, including trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The new standard was effective for the Company beginning January 1, 2023 and primarily impacted trade accounts receivable.

Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A provision to the allowances for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, and the Company’s historical experience. Provisions to the allowances for doubtful accounts for expected credit losses are recorded to general and administrative expenses. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of March 31, 2023 and December 31, 2022, the allowance for doubtful accounts for expected credit losses was $12,000.

Recent Accounting Pronouncements

Currently there are no recently released pronouncements that are considered applicable to the Company’s financial statements.

Note 3. Sale of Stock for Cash

Lincoln Park Financing

On December 13, 2022, we entered into a stock purchase agreement (the “2022 LPC Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us at our request up to an aggregate of $10,000,000 of our common stock (subject to certain limitations) from time to time over a period of three years. The agreement allows us, at our sole discretion, to direct Lincoln Park to purchase shares of our common stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior 12 business days. There are no restrictions on future financings, rights of first refusal, participation rights, penalties, or liquidated damages other than a prohibition on entering into a “Variable Rate Transaction,” as defined in the agreement. Concurrently with the 2022 LPC Purchase Agreement, we entered into a Registration Rights Agreement, pursuant to which we filed a registration statement on Form S-1 with the SEC on December 23, 2022. This registration statement was declared effective on January 19, 2023.

During the three months ended March 31, 2023, and 2022, we sold 545,402 and 1,506,821 shares of our common stock to Lincoln Park, and received $105,000 and $346,000, respectively, in gross and net proceeds.

Unit Offerings

During the three months ended March 31, 2023, and 2022, we sold 3,656,000 and 5,196,968 shares of our common stock and received $695,000 and $856,000 in gross and net proceeds from accredited investors. In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares. (See Note 6, “Warrants Issued in Unit Offering”.)

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of March 31, 2023, and December 31, 2022 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 8, “Debt Obligations of Clyra Medical”).

	March 31, 2023	December 31, 2022
Current portion of debt:
SBA Paycheck Protection Program loan	$43	$43
Vehicle loan, current portion	13	—
Convertible note payable, matures March 1, 2023	—	50
SBA EIDL Loan, matures July 2053, current portion	10	10
Debt discount, net of amortization	—	(3)
Total current portion of debt	$66	$100

Long-term debt:
SBA Paycheck Protection Program loans, matures May 2025	$97	$97
Vehicle loan, matures March 2029	65	—
SBA EIDL Loan, matures July 2053	140	140
Total long-term debt, net of current	$302	$237
Total	$368	$337

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended March 31, 2023, and 2022, we recorded $48,000 and $13,000 of interest expense related to the amortization of discounts on convertible notes payable and coupon interest from our convertible notes and lines of credit.

Vehicle loan

On February 7, 2023, we entered a loan agreement with Bank of America for the purchase of a vehicle used in operations totaling $80,000, at 5.29% annual interest which matures March 7, 2029. The loan agreement requires monthly payments of $1,118.

Convertible note payable, matures March 1, 2023

On March 6, 2023, we entered into an agreement with the holder of a $50,000 note to convert that note into common stock of BETI (see note 10). As payment for interest, a warrant to purchase 200,000 shares of BioLargo common stock at $0.21 was issued to the investor, expiring five years from the grant date. (See Note 6).

SBA Program Loans

On  February 7, 2022, we received notice that the SBA had forgiven $173,821 of ONM Environmental's $217,243 Paycheck Protection Program (PPP) loan. ONM has appealed this decision. On May 12, 2022, we received notice that the SBA had denied the forgiveness application of BLEST’s $97,000 PPP loan. We have appealed that decision. During the period upon which a forgiveness decision is on appeal, loan payments are deferred. The maturity date of the BLEST PPP loan was officially extended on our request to May 2025.

In July 2020, ONM Environmental received an Economic Injury Disaster Loan from the SBA in the amount of $150,000. The note has a 3.75% annual interest rate. For the three months ended March 31, 2023, interest expense totaled $2,000.

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for Services

Payment of Officer Salaries

On March 31, 2023, an officer agreed to convert an aggregate $6,000 of accrued and unpaid salary into 30,747 shares of our common stock at $0.20 per share. Shares issued to Officers are unvested at the date of grant and subject to a lock-up agreement restricting vesting and sale until the earlier of (i) the consummation of a sale (in a single transaction or in a series of related transactions) of BioLargo by means of a sale of (a) a majority of the then outstanding common stock of BioLargo (whether by merger, consolidation, sale or transfer of common stock, reorganization, recapitalization or otherwise) or (b) all or substantially all of the assets of BioLargo; and (ii) the successful commercialization of BioLargo’s products or technologies as demonstrated by its receipt of at least $3,000,000 in cash, or the recognition of $3,000,000 in revenue, over a 12-month period from the sale of products and/or the license of technology; and (iii) the Company’s breach of the employment agreement between the Company and Officer and resulting in Officer’s termination.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payment of Consultant Fees

On  March 31, 2023, we issued 899,743 shares of our common stock at $0.20 per share in lieu of $201,000 of accrued and unpaid obligations to consultants.

On  March 31, 2022, we issued 86,752 shares of our common stock at $0.23 per share in lieu of $17,000 of accrued and unpaid obligations to consultants.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Stock Option Expense

During the three months ended March 31, 2023, and 2022, we recorded an aggregate $256,000 and $801,000, respectively, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2018 Equity Incentive Plan, and outside of this plan. Within these totals, $61,000 and $141,000 were issued by our subsidiary Clyra Medical (see Note 8).

2018 Equity Incentive Plan

On June 22, 2018, our stockholders adopted the BioLargo 2018 Equity Incentive Plan (“2018 Plan”) as a means of providing our directors, key employees, and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 22, 2028. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The total number of shares reserved and available for awards pursuant to this Plan as of the date of adoption of this 2018 Plan by the Board is 40 million shares. The number of shares available to be issued under the 2018 Plan increases automatically each January 1st by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of March 31, 2023, 50,000,000 shares are authorized under the plan.

Activity for our stock options under the 2018 Plan during the three months ended March 31, 2023, and 2022, is as follows:

	Options Outstanding	Exercise Price per share			Weighted Average Price per share	Aggregate intrinsic Value(1)
Balance, December 31, 2022	28,484,549	$0.12	–	0.43	$0.19
Granted	1,320,498		$0.20		$0.2
Balance, March 31, 2023	29,805,047	$0.12	–	0.43	$0.19
Unvested	(4,073,761)	$0.12	–	0.32	$0.19
Vested, March 31, 2023	25,731,286	$0.12	–	0.43	$0.19	$678,000

Balance, December 31, 2021	23,186,142	$0.16	–	0.40	$0.19
Granted	2,621,229	$0.12	–	0.23	$0.23
Balance, March 31, 2022	25,807,371	$0.12	–	0.40	$0.19

(1) – Aggregate intrinsic value based on closing common stock price of $0.20 at March 31, 2023.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The options granted to purchase 1,320,498 shares during the three months ended March 31, 2023 with an aggregate fair value of $248,000 were issued to an officer, board of directors, employees and a consultant:  (i) we issued options to purchase 347,730 shares of our common stock at an exercise price on the respective grant date of $0.20 per share to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $65,000; (ii) we issued options to purchase 570,204 shares of our common stock to employees as part of an employee retention plan at an exercise price on the respective date of $0.20 per share; the fair value of employee retention plan options totaled $108,000 and will vest quarterly over four years as long as they are retained as employees; (iii) we issued options to purchase 102,564 shares of our common stock to consultants in lieu of cash for expiring options at $0.20 per share totaling $19,000, and (iv) we issued 300,000 options to our Chief Financial Officer with a fair value of $56,000 (see “Chief Financial Officer Contract Extension” immediately below). All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

The options granted to purchase 2,621,229 shares during the three months ended  March 31, 2022 with an aggregate fair value of $564,000 were issued to officers, board of directors, employees and consultants: (i) we issued an option to purchase 39,848 shares of our common stock at an exercise price on the respective grant date of $0.23 per share to our CFO and President to replace options that had expired; the fair value of this option was $9,000; (ii) we issued options to purchase 444,092 shares of our common stock at an exercise price on the respective grant date of $0.23 per share to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $96,000; (iii) we issued options to purchase 1,690,257 shares of our common stock to employees as part of an employee retention plan at an exercise price on the respective date of $0.23 per share; the fair value of employee retention plan options totaled $362,000 and will vest quarterly over four years as long as they are retained as employees; and (iv) we issued options to purchase 447,032 shares of our common stock to consultants in lieu of cash for expiring options and per agreement totaling $97,000. All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Activity for our stock options under the 2007 Plan for the three months ended March 31, 2023, and 2022 is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	price per share			share	Value(1)
Balance, December 31, 2022	1,904,085	$0.28	–	0.69	$0.56
Expired	–		–		–
Balance, March 31, 2023	1,904,085	$0.28	–	0.69	$0.56	$–

Balance, December 31, 2021	2,879,246	$0.23	–	0.94	$0.49
Expired	–		–		–
Balance, March 31, 2022	2,879,246	$0.23	–	0.94	$0.49

(1) – Aggregate intrinsic value based on closing common stock price of $0.20 at March 31, 2023.

Non-Plan Options issued

Activity of our non-plan stock options issued for the three months ended March 31, 2023 and 2022 is as follows:

					Weighted
	Non-plan				average	Aggregate
	Options	Exercise			price per	intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2022	19,023,829	$0.12	–	0.83	$0.39
Granted	48,804		0.20		0.20
Balance, March 31, 2023	19,072,633	$0.12	–	0.83	$0.39
Unvested	(507,500)		0.45		0.45
Vested, March 31, 2023	18,565,133	$0.12	–	0.83	$0.38	$88,000

Balance, December 31, 2021	20,119,207	$0.12	–	0.83	$0.39
Granted	32,609		0.23		0.23
Balance, March 31, 2022	20,151,816	$0.12	–	0.83	$0.39

(1) – Aggregate intrinsic value based on closing common stock price of $0.20 at March 31, 2023.

During the three months ended March 31, 2023, we issued options to purchase an aggregate 48,804 shares of our common stock at $0.20 per share to vendors for fees for services. The fair value of the options issued totaled an aggregate $9,000 and is recorded in our selling, general and administrative expense.

During the three months ended March 31, 2022, we issued options to purchase an aggregate 32,609 shares of our common stock at $0.23 per share to vendors for fees for services. The fair value of the options issued totaled an aggregate $7,000 and is recorded in our selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

					Weighted
					average	Aggregate
	Warrants	Exercise			price per	intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2022	49,023,398	$0.13	–	1.00	$0.26
Granted	7,512,000	0.21	–	0.29	0.25
Expired	(4,684,986)	0.19	–	0.35	0.21
Balance, March 31, 2023	51,850,412	$0.13	–	1.00	$0.26	$122,000

Balance, December 31, 2021	36,765,562	$0.16	–	1.00	$0.27
Granted	10,393,936	0.20	–	0.25	0.22
Expired	(388,889)		0.22		0.22
Balance, March 31, 2022	46,770,549	$0.14	–	1.00	$0.29

(1) – Aggregate intrinsic value based on closing common stock price of $0.20 at March 31, 2023.

Warrants issued in Unit Offerings

During the three months ended March 31, 2023, pursuant to our Unit Offerings (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 3,656,000 shares of our common stock at $0.228 per share, and five-year stock purchase warrants to purchase an aggregate 3,656,000 shares of our common stock at $0.285 per share.

During the three months ended March 31, 2022, pursuant to our 2020 Unit Offering (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 5,196,968 shares of our common stock at $0.204 per share, and five-year stock purchase warrants to purchase an aggregate 5,196,968 shares of our common stock at $0.25 per share.

Warrant issued in conjunction with amendment to note payable

On March 6, 2023, we entered into an agreement with the holder of a $50,000 note (see Note 4, “Convertible note payable, matures March 1, 2023”) to convert that note into common stock of BETI. As payment for interest, a warrant to purchase 200,000 shares of BioLargo common stock at $0.21 was issued to the investor, expiring five years from the grant date. The fair value of this warrant totaled $30,000 and was recorded as interest expense on our statement of operations.

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

	2023			2022
Risk free interest rate	3.88	–	4.27%	3.69	–	3.88%
Expected volatility	40	–	95%		40%
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years	3	–	5		3

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

As of March 31, 2023, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	Water	Intercompany amounts	Totals
Accounts payable	$169	$794	$37	$121	$(82)	$1,039
Accrued payroll	36	49	75	—	—	160
Accrued interest	25	—	—	—	—	25
Total						$1,224

As of December 31, 2022, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	Water	Intercompany amounts	Totals
Accounts payable	$187	$486	$7	$119	$(82)	$717
Accrued payroll	20	58	120	—	—	198
Accrued interest	25	—	—	—	—	25
Total						$940

See Note 8, “Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

Note 8. Noncontrolling Interest – Clyra Medical

As discussed in Note 2 above, we consolidate the operations of our partially owned subsidiary Clyra Medical, of which we owned 58% of its outstanding shares as of March 31, 2023.

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

Line of Credit

On June 30, 2020, Clyra Medical entered into a Revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC committed to provide a $1,000,000 inventory line of credit. Clyra Medical received $260,000 in draws and made repayments totaling $113,000. Funds from the line of credit must be used to produce inventory. Additional draws are conditional upon the presentation of invoices or purchase orders to the lender equal to the greater of one-half of principal outstanding on the line of credit, and $200,000. The line of credit note earns interest at 15%, matures in one year, and requires Clyra pay interest and principal from gross product sales. For the first 6 months, Clyra is required to pay 30% of gross product sales to reduce amounts owed, and thereafter 60% of gross sales. Clyra issued Vernal Bay 322 shares of its common stock as a commitment fee for the line of credit, valued at $70,000. A security agreement of the same date grants Vernal Bay a security interest in Clyra’s inventory, as that term is defined in the Uniform Commercial Code. Clyra may prepay the note at any time.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On December 13, 2022, we entered into an amendment of the Revolving Line of Credit Agreement whereby the maturity date of the line of credit was extended to September 30, 2024, and the payment terms were modified such that amounts of principal due in each month are capped at a maximum of 15% of the principal amount then due under the note. Additionally, BioLargo agreed to allow Vernal Bay to elect to convert, any time prior to the note’s maturity date, the 322 shares of Clyra common stock it received as consideration for the line of credit into shares of Biolargo common stock at the then market price of BioLargo’s common stock. Vernal Bay elected to convert Clyra shares to 527,983 BioLargo shares of common stock.

As of March 31, 2023, the balance outstanding on this line of credit totals $147,000. As of December 31, 2022, the balance outstanding on this line of credit totaled $161,000.

Equity Transactions

As of December 31, 2022, Clyra had 91,149 common shares, and 2,800 Series A Preferred shares, outstanding. Of that amount, BioLargo owned 51,571 common shares, and 1,352 Series A Preferred shares. As of March 31, 2023, BioLargo owns 58% of Clyra’s issued and outstanding shares.

Sales of Common Stock

During the three months ended March 31, 2023, Clyra did not sell shares of its common stock. On March 2, 2022, BioLargo converted $633,091 owed to it by Clyra into 2,032 shares of Clyra common stock.

Sales of Series A Preferred Stock

During the three months ended March 31, 2023, Clyra sold 725 shares of its Series A Preferred Stock, and in exchange received $225,000 in gross and net proceeds. On December 20, 2022, Clyra sold 725 shares of its Series A Preferred Stock, and in exchange received $225,000 in gross and net proceeds, from two accredited investors. Purchasers of the Series A Preferred Stock also received a 3-year warrant to purchase the same number of additional shares of common stock for $372 per share. The fair value of the warrants issued totaled $110,000. Shares of Series A Preferred Stock earn a dividend of 15% each year, compounding annually; the company is under no obligation to pay such dividends in cash, and such dividends automatically convert to common stock upon conversion of the Series A Preferred Stock to common stock. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock, and automatically convert upon the completion of a public offering of shares in which at least $5,000,000 of gross proceeds is received by the company. Accrued dividends may be converted to common stock at a conversion rate of $310 per share.

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

Clyra Stock Options

					Weighted
	Clyra				average
	Options	Exercise			price per
	Outstanding	price per share			share
Balance, December 31, 2022	15,833	$1.00	-	310	$5.53
Granted	426	1.00	-	271	148.27
Balance, March 31, 2023	16,259	$1.00	-	310	$9.27

Balance, December 31, 2021	14,004			$1.00	$1.00
Granted	648			1.00	1.00
Balance, March 31, 2022	14,652			$1.00	$1.00

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis.  The fair value of the options issued in the three months ended March 31, 2023, and 2022 totaled $61,000 and $141,000, respectively. We used the Black-Scholes model to calculate the initial fair value, assuming a stock price on date of grant of $310 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

	March 31, 2023			December 31, 2022
Risk free interest rate	3.88	–	4.27%	2.32%
Expected volatility		40%		40%
Expected dividend yield		—		—
Forfeiture rate		—		—
Expected life in years		10		10

Accounts Payable and Accrued Expenses

At March 31, 2023, and December 31, 2022, Clyra had the following accounts payable and accrued expenses (in thousands):

Category	2023	2022
Accounts payable	$235	$186
Accrued payroll	6	45
Accrued interest	8	7
Accrued dividend	29	---
Total	$278	$238

The accrued dividend relates to the Series A Preferred Stock. Clyra is not required to pay accrued dividends in cash. The holder of Series A Preferred Stock may convert accrued dividends to common stock at any time. Any accrued dividends automatically convert to Clyra common stock upon conversion of the Series A Preferred Stock.

Note 9. BioLargo Engineering, Science and Technologies, LLC

In September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary we entered into employment agreements with six scientists and engineers. (See Note 11 “Business Segment Information”.) BLEST was capitalized with two classes of membership units: Class A, 100% owned by BioLargo, and Class B, held by management of BLEST, and which initially have no “profit interest,” as that term is defined in Tennessee law. However, over the succeeding five years, the Class B members can earn up to a 30% profit interest. They also have been granted options to purchase up to an aggregate 1,750,000 shares of BioLargo, Inc. common stock. The profit interest and option shares are subject to a five year vesting schedule tied to the performance of the subsidiary, including gross revenue targets that increase over time, obtaining positive cash flow by March 31, 2018 (which was not met), collecting 90% of its account receivables, obtaining a profit of 10% in its first year (and increasing in subsequent years) (which was not met), making progress in the scale-up and commercialization of our AOS system, and using BioLargo research scientists (such as our Canadian team) for billable work on client projects. These criteria are to be evaluated annually by BLEST’s compensation committee (which includes BioLargo’s president, CFO, and BLEST’s president), beginning September 2018. Given the significant performance criteria, the Class B units and the stock options will only be recognized in compensation expense if or when the criteria are satisfied.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The BLEST Compensation Committee has met regularly since the subsidiary commenced operations. In 2018, it reviewed the operating performance and determined that the performance metrics were not met and as a result, did not award any Class B units or stock options. In November 2019, it determined that a portion of the performance metrics were met, and that one-half of the eligible profits interests would be vested (2.5% in the aggregate), and therefore one-half of the option interests (10%) would be vested (175,000 options shares in the aggregate). The vesting of option shares resulted in a fair value totaling $44,000, recorded on our consolidated statement of operations as selling, general and administrative expense. The fair value of the profit interest was nominal and not booked. In January 2021, the committee again reviewed the operating performance and determined that a portion of the performance metrics were met. It was agreed that one-half and one-quarter of the eligible profit interests would be vested (3.75% in the aggregate), and therefore one-half of the option interests (15%) would be vested (262,500 options shares in the aggregate). The vesting of option shares resulted in a fair value totaling $65,000, recorded on our consolidated statement of operations as selling, general and administrative expense for the year ended December 31, 2020. In January 2022, the committee again reviewed the operating performance and determined that a portion of the performance metrics were met. It was agreed that an additional one-half and one-quarter of the eligible profits interests would be vested (11.25% in the aggregate), and therefore an additional half of the option interests would be vested (525,000 options shares in the aggregate). The vesting of option shares resulted in a fair value totaling $65,000, recorded on our consolidated statement of operations as selling, general and administrative expense for the year ended December 31, 2021. In December 2022, the committee again reviewed the operating performance and determined that a portion of the performance metrics were met. It was agreed that an additional one-half and one-quarter of the eligible profits interests would be vested (17.75% in the aggregate), and therefore an additional half of the option interests would be vested (1,242,500 options shares in the aggregate). The vesting of option shares resulted in a fair value totaling $135,000 and is recorded on our consolidated statement of operations as selling, general and administrative expense for the year ended December 31, 2022.

At March 31, 2023, BioLargo owns 82.25% of BLEST.

Note 10. BioLargo Energy Technologies, Inc.

Subsidiary BioLargo Energy Technologies, Inc. (“BETI”) was formed for the purpose of commercializing a sodium-sulfur battery technology.

During the three months ended March 31, 2023, BETI sold 325,000 shares of its common stock to six accredited investors for $2.00 per share. Of that amount, BioLargo purchased 50,000 shares for $100,000, and one investor converted a $50,000 note owed by BioLargo into 25,000 shares. Net proceeds from third parties totaled $550,000.

Each investor also entered into an agreement with BioLargo whereby the investor may exchange some or all of its shares of BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 20 trading days prior to the election to exchange. Elections must be made during calendar year 2024.

As of March 31, 2023, there are 9,325,000 shares outstanding, of which BioLargo holds 9,050,000.

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
4.	BioLargo Water (“Water”) -- which historically focused entirely on R&D, and has now shifted its focus to commercializing the AOS technology (located in Edmonton, Alberta Canada).
5.	BioLargo Energy Technologies, Inc. (“BETI”) – formed to commercialize a sodium-sulfur battery technology.

Other than ONM Environmental during the last three quarterly periods, none of our operating business units have operated at a profit,  and therefore each required additional cash to meet its monthly expenses, funded through BioLargo’s sales of debt or equity, research grants, and tax credits. BETI and Clyra Medical have also been funded by third party investors who invest directly in exchange for equity ownership in that entity.

The segment information for the three months ended March 31, 2023, and 2022, is as follows (in thousands):

March 31, 2023	BioLargo	ONM	Clyra	BLEST	Water	BETI	Elimination	Total
Revenue	$—	$3,543	$6	$363	$—	$—	$(170)	$3,742
Intersegment revenue	—	—	—	(170)	—	—	170	—
R&D expense	(189)	—	(134)	(245)	(135)	(32)	170	(565)
Operating income (loss)	(799)	1,387	(426)	(368)	(184)	(87)	—	(477)
Grant income	—	—	—	—	31	—	—	31
Interest expense	(36)	(2)	(10)	—	—	—	—	(48)
Net income (loss)	(835)	1,385	(436)	(368)	(153)	(87)	—	(494)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2022	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Revenue	$2	$600	$10	$545	$—	$(188)	$965
Intersegment revenue	(2)	(2)	—	(188)	—	192	—
Research and development	(265)	—	(16)	(108)	(197)	194	(392)
Operating loss	(1,220)	13	(240)	(35)	(228)	—	(1,710)
Grant income	—	—	—	—	5	—	5
Interest expense	(6)	—	(7)	—	—	—	(13)
Net income (loss)	(1,226)	187	(247)	(35)	(223)	—	(1,544)

As of March 31, 2023	BioLargo	ONM	Clyra	BLEST	Water	BETI	Elimination	Total
Tangible assets	$530	$3,392	$578	$505	$223	$628	$(73)	$5,783
Right of use (leased assets)	114	—	—	723	—		—	837
Investment in South Korean joint venture	27	—	—	—	—		—	27
Total	$671	$3,392	$578	$1,228	$223	$628	$(73)	$6,647

As of December 31, 2022	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$669	$2,064	$631	$441	$194	$(41)	$3,958
Right of use (leased assets)	136	—	—	731	—	—	867
Investment in South Korean joint venture	33	—	—	—	—	—	33
Total	$838	$2,064	$631	$1,172	$194	$(41)	$4,858

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Commitments and Contingencies

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. Short-term leases less than one-year are not included in our analysis. For the three months ended March 31, 2023, and 2022, rental expense was $83,000 and $63,000. The lease of our Westminster facility expires  August 2024. Management has not yet determined whether it will exercise its option to extend the lease four years; therefore the four-year extension is not included in the analysis. In  September 2022, the lease of our Oak Ridge, Tennessee facility was extended for ten years. The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.

Note 13. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this quarterly report and management noted the following for disclosure.

Lincoln Park Capital Purchase of Shares

From April 1, 2023, through May 12, 2023, we sold 567,713 shares of common stock to Lincoln Park pursuant to the 2022 LPC Purchase Agreement (see Note 3) and received $101,000 in gross and net proceeds. These sales were registered with the SEC on Form S-1 (file number 333-268973).

Clyra Medical – Series A Preferred

From April 1, 2023, through May 12, 2023, Clyra Medical sold 401 shares of its Series A Preferred Stock, and in exchange received $124,000 in gross and net proceeds. Purchasers of the Series A Preferred Stock also received a 3-year warrant to purchase the same number of additional shares of common stock for $372 per share. Each investor also entered into an agreement with BioLargo whereby the investor may exchange some or all of its Series A Preferred stock, plus accrued dividends, into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 30 prior trading days. (See Note 8, “Sales of Series A Preferred Stock”.)

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2023, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this report, “we” and “Company” refers to (i) BioLargo, Inc., a Delaware corporation; and (ii) its partially or wholly-owned subsidiaries BioLargo Life Technologies, Inc., a California corporation which holds our registered patents, ONM Environmental, Inc., a California corporation which manufactures, markets, sells and distributes our odor and volatile organic compound control products, BioLargo Water Investment Group, Inc., a California corporation (which wholly owns BioLargo Water, Inc., a Canadian corporation), BioLargo Development Corp., a California corporation which employs and provides benefits to our employees, BioLargo Engineering, Science & Technologies, LLC, a Tennessee limited liability company (“BLEST”) that provides professional engineering services out of Oak Ridge Tennessee, BioLargo Energy Technologies, Inc., a California corporation (“BETI”) formed to commercialize our proprietary battery technology, BioLargo Equipment Solutions & Technologies, Inc., a California corporation, and Clyra Medical Technologies, Inc., a California corporation (“Clyra Medical”) which commercializes our technologies in the medical and dental fields. All subsidiaries are wholly owned, except for BETI, BLEST and Clyra Medical.

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

Our revenues increased 288% in the three months ended March 31, 2023, as compared with the same period in 2022, having more than doubled in the year ended December 31, 2022, as compared with the year ended December 31, 2021. The standout has been the pet odor product (brand name “Pooph”) sold by our consumer packaged goods partners at Ikigai Marketing Works, whose sales contributed significantly to the record product revenues of our odor and VOC control products division ONM Environmental, and comprised 86% of our revenues in the quarter.

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

Technology

We have continually advanced our portfolio of technologies since the first acquisition of early iterations of the BioLargo technology in the spring of 2007. Our innovations have primarily been developed through our internal resources, and some through acquisition. These include patents, patents pending, and trade secrets that include solutions for:

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

We have successfully validated the AEC as an effective system to selectively extract and collect PFAS chemicals from contaminated water including performance testing that shows “non-detect” levels of removal, which meets new EPA standards. We have demonstrated more than nine months of continuous operation showing no materially significant degradation of the AEC system’s components or performance over time. As a modular system, we believe the AEC is scalable to a commercial scale, and we believe that our engineering team has the experience to deliver systems to meet the needs of a commercial installation.

In August 2022, we began engineering a comprehensive PFAS mitigation plan for client operating an industrial site. The initial preliminary engineering phase and project budgeting is complete. We recently delivered a proposal for a system that will serve as a mobile commercial pilot, and scoping, preliminary design and budget for the building of the full-scale system.

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

Consumer Packaged and Private-Label Products

We sell pet odor-control products under the brand “Pooph” to Ikigai Marketing Works, LLC. After a successful test marketing phase, they have been executing a national advertising campaign through extensive television and internet advertising and have launched the product for web sales on their own website and on Amazon. In late 2022, Ikigai launched the Pooph product in a limited number of Walmart retail stores, expanding to Walmart stores nationwide in the second quarter of 2023. Our agreement with Ikigai grants them an exclusive license to sell the Pooph pet odor-control product, and requires, in addition to purchasing product from us at an agreed-upon manufacturing margin, they are required to pay us an additional six percent of their sales.

As Ikigai has expanded their national television advertising, their sales have increased, and correspondingly, their purchase of product from us has increased, such that for the three months ended March 31, 2023, it comprised 86% of our total (company-wide) revenue.

South Korean Joint Venture

In February 2020 we executed a “Joint Venture Framework Agreement” with a leading wastewater treatment solution provider based in South Korea (BKT Co. Ltd., “BKT”), to create a South Korean entity that would manufacture odor and VOC control products based on our CupriDyne® Clean products. We own 40% of the joint venture. Although the joint venture established manufacturing and is marketing the product, the COVID-19 pandemic significantly impacted the expected growth of the company. While the management team continues to market the product to industrial clients, their efforts have struggled to gain a foothold, and we are in discussions to expand their license to allow for the sale of consumer products.

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

The subsidiary is located in Oak Ridge (a suburb of Knoxville, Tennessee), and employs a group of scientists and engineers, many of whom are owners of the entity (BioLargo owns 82.25%). The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. Many of the other team members are also former employees of CB&I and Shaw, with the exception of more recent staff hires. We believe the team is highly experienced across multiple industries and are considered experts in their respective fields, including: chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting, project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities. The team has decades of high-level experience in the energy industry. The engineering team has also developed an extended network of trusted engineering subcontractors that assist in serving specific client projects as needed.

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

In the second quarter of 2022, BLEST was contracted by Ultra Safe Nuclear to assist in producing the first prototype fuel production systems for their new nuclear reactor called the Micro Modular Reactor (MMR®). Ultra Safe Nuclear is a Seattle-based nuclear energy company that has invented a “fission battery” - a fourth generation modular nuclear reactor – that can deliver safe, zero-carbon, cost-effective energy anywhere. The MMR® uses ceramic-encapsulated nuclear fuel – Fully Ceramic Micro-encapsulated (FCM+++) – an extremely rugged and stable fuel with high temperature stability. BioLargo has been retained to provide engineering design support, fabrication, and integration for the company’s prototype fuel production systems. Because of the success of the early phase of the project, this project is expected to expand over the coming months in scope and significance to BioLargo, making them an important customer for BLEST.

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

Municipal Wastewater Treatment Pilot – Montreal

Our commercial-scale AOS demonstration pilot (run in partnership with water experts at the Centre des Technologies de L’Eau) at a municipal wastewater treatment plant near Montreal, Quebec, is ongoing and providing important data that shows the AOS is removing five target pharmaceuticals from the wastewater faster and using less electricity than the ultraviolet (UV) disinfections system used in the facility. Notably, the pilot project also showed that the AOS was able to also remove total coliforms (bacteria) from the municipal wastewater more effectively than the UV disinfection system currently in use at the facility.

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

BioLargo Energy Technologies, Inc.

BioLargo acquired a proprietary sodium-sulfur battery technology and has formed and secured initial seed capital for a subsidiary – BioLargo Energy Technologies, Inc. (“BETI”) – designed to address the ongoing shift toward renewable energy production and the growth in global electricity demand, and the consequent drastic expansion in energy storage capacity in the US and world-wide that will be needed to accommodate increased demand and the intermittent nature of renewable energy sources like wind and solar.

The initial capital raised – $650,000 – will be used to construct prototype batteries. These batteries will be tested to confirm energy efficiency, useful life expectancy, energy density, safety profile, number of charge/discharge cycles, and other technical claims that differentiate the battery from incumbent technologies. Batteries built based on the underlying technology a decade ago demonstrated features that far surpass comparable lithium-ion batteries, the dominant incumbent technology in the market:

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

BioLargo’s battery uses common, inexpensive, domestically available materials, and through its unique design and manufacturing process, creates an energy storage solution that has higher energy density than lithium virtually unlimited charge/discharge cycles, stable and secure supply chain management, and which is far safer than lithium-ion batteries, the current dominant energy storage technology. While the concept of sodium-sulfur salt batteries is not new (a concept conceived more than 80 years ago), we are not aware of any known ‘salt’ battery that can match the performance metrics of our battery.

Our battery technology operates at higher temperatures, and its casing and materials when combined, are heavier than lithium-ion, making it more suitable for stationary energy storage applications like grid-scale energy storage, electric vehicle charging stations, and commercial and residential energy storage, and believed to be less suitable for placement into electric vehicles or portable electronics. We are currently building out facilities to manufacture prototype batteries in our Oak Ridge Tennessee operations.

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

Consolidated revenue for the three months ended March 31, 2023, was $3,742,000, a 288% increase over the same period in 2022, and a 78% increase over the prior quarter (ended December 31, 2022). Our revenue from product sales and related services increased by 482%, while our service revenue decreased by 45%.

ONM Environmental

Our wholly-owned subsidiary ONM Environmental generates revenues through (i) sales of our flagship product CupriDyne Clean, including related design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and (ii) sale of private-label products to third parties.

Revenue (ONM Environmental)

ONM Environmental’s revenues increased 491% (to $3,543,000) in the three months ended March 31, 2023, compared with the same period in the prior year. Revenues in the quarter were comprised primarily of $3,218,000 in revenues to one customer selling private label products, and $431,000 in revenues of its industrial odor-control product CupriDyne Clean.

The increase in revenues was almost entirely due to an increase in the volume of sales of private label odor-control products, specifically the Pooph branded pet-odor product purchased by Ikigai, which comprised 91% of ONM Environmental’s revenue total. Because ONM Environmental has no control over Ikigai’s marketing and sales activity of Pooph, it cannot predict its sales of the product to Ikigai in future periods. Ikigai has indicated their intentions to continue their national advertising campaign as they place the product in national retail chains, including the introduction of the product in Walmart nationally. Their execution of those future plans has inherent risks that are out of our control. (See Part II, Item 1A, and the risk factor titled “A significant portion of our revenue is concentrated with one customer.”) Given the foregoing, management cannot be certain of the continued purchase of the Pooph product by Ikigai. Their failure to continue to purchase product would have a material impact on ONM Environmental’s revenues.

Industrial odor-control revenues increased 42% in the three months ended March 31, 2023, compared with the same period in the prior year, and increased 16% compared with the prior quarter (ended December 31, 2022).

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM Environmental’s costs of goods decreased 3% for the three months ended March 31, 2023, to 49%, compared to the same period in 2022, due to increased sales. Cost of goods sold increased 2% from the prior three months ended December 31, 2022. The fluctuation in cost of goods is due our efforts to improve margins in in our private-label products, and increases in raw material costs.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s selling, general and administrative expenses increased by 22% ($65,000) during the three months ended March 31, 2023, as compared with the same period in 2022. These expenses increased due to a increase of sales and support staff. We expect these expenses to increase to add support if revenue continues to increase in the year ending December 31, 2023.

Operating Income (ONM Environmental)

ONM Environmental generated operating income of $1,387,000 in the three months ended March 31, 2023, compared to operating income of $13,000 in 2022. The generation of operating income this past quarter was entirely dependent on sale of Pooph product to Ikigai.

BLEST (engineering division)

Revenue (BLEST)

Our engineering segment (BLEST) generated $193,000 of revenue in the three months ended March 31, 2023, net of intersegment revenue, compared to $357,000 in 2022, representing a 45% decrease. The decrease is due to a decrease in the number of client contracts, an increase in intercompany services, and multiple clients delaying the start of projects.

In addition to providing services to third party clients, BLEST provides services to BioLargo and its subsidiaries for internal BioLargo projects. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements. In the three months ended March 31, 2023, intersegment revenue for BLEST totaled $170,000, consisting primarily of research and development to further our flagship AOS water filtration system and our AEC PFAS treatment system. In addition, BLEST engineers are performing a critical role in the AOS pilot projects, some of which are supported by third-party research grants and has been instrumental in developing and supporting a professional engineered design service for misting systems being sold by our ONM operating unit.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted costs. In the three months ended March 31, 2023, cost of services were 69% of its revenues, versus 42% in the same period in 2022. This increase is due to contracts with reduced margins and the reduction in overall revenue, as well as the recognition of deferred revenue in the three months ended March 31, 2022, which did not occur in the same period in 2023.

Selling, General and Administrative Expense (BLEST)

BLEST SG&A expenses were $184,000 in the three months ended March 31, 2023, compared to $134,000 in 2022, primarily due to increased rental costs and staff.

Operating Loss (BLEST)

BLEST incurred an operating loss of $368,000 in the three months ended March 31, 2023, compared to an operating loss of $35,000 in 2022.

Because the subsidiary had an operating loss, we invested cash during the year to allow it to maintain operations. BLEST’s need for a cash subsidy to support its operations has decreased over time. Our goal for this operation is that it produces a profit and contributes to corporate overhead in a significant way, although predicting when that will happen and other uncertainties in the market, and our limited resources, is difficult.

Clyra Medical

Clyra Medical generated $6,000 in revenues in the three months ended March 31, 2023, total costs and expenses of $431,000, including $134,000 in research and development expenses, and an operating loss of $426,000. In the same period in 2022, it generated $11,000 in revenue, had total costs and expenses of $250,000, including $16,000 in research and development expenses, and an operating loss of $239,000. Clyra has been limited in terms of capital resources, and its level of activity has been largely dependent on available cash.

BETI

Formed to develop and commercialize a sodium-sulfur battery technology, BETI raised $650,000 in investment capital in the three months ended March 31, 2023, did not generate revenue, and incurred $87,000 in expenses, primarily related to the build out of space to manufacture battery prototypes.

Selling, General and Administrative Expense – consolidated

Our Selling, General and Administrative expense (“SG&A”) include both cash (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). Our consolidated SG&A decreased in the aggregate by 6% ($113,000) in the three months ended March 31, 2023, to $1,722,000.  Our non-cash expenses (through the issuance of common stock, warrants, and stock options) decreased in the three months ended March 31, 2023 compared with 2022 ($463,000 compared to $822,000) , which accounted for the largest decline in salaries and consulting expense. The largest components of our SG&A expenses included (in thousands):

	Three months ended March 31, 2023	Three months ended March 31, 2022
Salaries and payroll related	$636	$809
Professional fees	210	149
Consulting	198	316
Office expense	427	310
Board of director expense	65	111
Sales and marketing	93	59
Investor relations	93	85

In the three months ended March 31, 2023, our non-cash expenses from stock for service, stock options and warrant expense total $496,000. In the three months ended March 31, 2022, our non-cash expenses from stock for service, stock options and warrant expense total $822,000.

Research and Development

In the three months ended March 31, 2023, we spent $565,000 in the research and development of our technologies and products. This was an increase of 44% ($173,000) compared to 2022. The increase is related to headcount and work at BETI.

Interest expense

Our interest expense for the three months ended March 31, 2023, was $48,000, compared with $13,000 in the same period in 2022. Of our total interest expense in 2023, $15,000 was paid in cash, and the remainder was comprised primarily of non-cash debt discounts related to warrants issued in conjunction with debt instruments being amortized over the life of the debt instrument; for the three months ended March 31, 2023, non-cash interest expense totaled $33,000.

Other Income and Expense

The amount of grant income increased $26,000 in the three months ended March 31, 2023, to $31,000.  Primarily through our wholly owned Canadian subsidiary, we have been awarded more than 80 research grants over the years from various public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. Grant funds paid directly to third parties are not included as income in our financial statements.

During the three months ended March 31, 2022, we recorded $174,000 in income related to the forgiveness of Paycheck Protection Act loan to ONM Environmental.

Net Loss

Net loss for the three months ended March 31, 2023, was $494,000 a loss of $0.0015 per share, compared to a net loss for the three months ended March 31, 2022, of $1,544,000, a loss of $0.0059 per share, a reduction of 68% . Our net loss this period declined because of the 288% increase in revenues, combined with a reduction in expenses, primarily sales, general and administrative costs.

The net income (loss) per business segment is as follows (in thousands):

Net income (loss)	March 31, 2023	March 31, 2022
ONM Environmental	$1,385	$187
BLEST	(368)	(35)
Clyra Medical	(436)	(247)
BioLargo Water	(153)	(233)
BETI	(87)	--
BioLargo corporate	(835)	(1,266)
Consolidated net loss	$(494)	$(1,544)

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the three months ended March 31, 2023, we generated revenues of $3,742,000 through our subsidiaries (see Note 11), had a net loss of $494,000, used $43,000 cash in operations, and at March 31, 2023, we had working capital of $3,075,000, and current assets of $4,874,000. While our operating loss has decreased in recent quarterly periods, as has our cash used in operations, we expect to continue to need further investment capital to fund operations. We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

During the three months ended March 31, 2023, we (i) sold $105,000 of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) (see Note 3), (ii) sold $695,000 of our common stock and warrants to accredited investors (see Notes 3 and 6), (iii) sold $225,000 of Clyra Medical Series A Preferred Stock (see Note 8), and (iv) sold $550,000 of BETI common stock (see Note 10).

As of March 31, 2023, our cash and cash equivalents totaled $3,264,000. Our total liabilities included a $78,000 a vehicle loan, $140,000 due in SBA loans issued pursuant to the Paycheck Protection Program (see Note 14), $150,000 due to the SBA issued pursuant to the Economic Injury Disaster program (EIDL) over 30 years, and $247,000 owed by a subsidiary due in 2024 (see Note 4).

Subsequent to March 31, 2023, we continue to sell common stock to Lincoln Park for working capital as needed (see Note 13).

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

Our significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements are described in (i) in Part I, Item 1 of this Form 10-Q, Note 2, “Summary of Significant Accounting Policies” and (ii) in the Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, in the Notes to Consolidated Financial Statements in Part II, Item 8, and “Critical Accounting Policies and Estimates” in Part II, Item 7. There have been no material changes to the Company’s critical accounting policies and estimates since the filing of its Form 10-K.

Item 4.         Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended – the “Exchange Act”) as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1A.        Risk Factor

Our future results of operations, financial condition and liquidity and the market price for our securities are subject to numerous risks, many of which are driven by factors that we cannot control. The risk factors set forth in our report on Form 10-K for the period ended December 31, 2022, filed with the SEC on March 31, 2023, and below, discuss risks, uncertainties and assumptions relevant to our business and include factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not currently determined to be material, could also adversely affect our business, results of operations, financial condition, prospects and cash flows. Also see “Forward-looking Statements” above.

A significant portion of our revenue is concentrated with a one customer.

In the year ended December 31, 2022, almost 50% of our total revenue was from the sale of Pooph branded pet-odor products to Ikigai. In the three months ended March 31, 2023, sales to Ikigai accounted for 86% of our total revenue. Our contract with Ikigai does not require they purchase a minimum amount of product from us, and their demand for our product is dependent entirely on their customers’ demand. They create customer demand through television and other advertising, and sell directly to consumers as well as to retailers. Any decrease in their advertising is likely to correspondingly decrease their purchase of product from us. We have no control over their advertising budget or methods, and therefore have no control over their need for product from us. Other factors beyond our control may affect customer demand for the Pooph product. Any such decrease in demand for Pooph product would have a material adverse effect on our business, results of operations, or financial condition.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following is a report of sales of unregistered securities during the period covered by this report not previously reported in an annual report on Form 10-K, a Quarterly Report on Form 10-Q, or a Current Report on Form 8-K.

Unit Offering

During the three months ended March 31, 2023, we sold 2,340,211 shares of our common stock and received $470,000 in gross and net proceeds from eleven accredited investors. In addition to the shares, we issued the investors six-month warrants to purchase an aggregate 2,340,211 additional shares at $0.228 per share, and five-year warrants to purchase an aggregate 2,340,211 additional shares at $0.285 per share.

Clyra Medical

During the three months ended March 31, 2023, Clyra sold 725 shares of its Series A Preferred Stock, and in exchange received $225,000 in gross and net proceeds. Purchasers of the Series A Preferred Stock also received a 3-year warrant to purchase the same number of additional shares of common stock for $372 per share. Shares of Series A Preferred Stock earn a dividend of 15% each year. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock. Accrued dividends may be converted to common stock at a conversion rate of $310 per share.

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

BETI

During the three months ended March 31, 2023, BETI sold 350,000 shares of its common stock to seven accredited investors for $2.00 per share. Of that amount, BioLargo purchased 50,000 shares for $100,000, and one investor converted a $50,000 note owed by BioLargo into 25,000 shares. Net proceeds from third parties totaled $550,000.

Each investor also entered into an agreement with BioLargo whereby the investor may exchange some or all of its shares of BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 20 trading days prior to the election to exchange. Elections must be made during calendar year 2024.

As of March 31, 2023, BioLargo holds 9,050,000 shares of BETI common stock, and third parties hold 300,000 shares.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.          Other Information

Lincoln Park

On December 13, 2022, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $10.0 million of the Company’s common stock, par value $0.00067 per share (the “Common Stock”), subject to certain limitations and the satisfaction of the conditions set forth in the Purchase Agreement. (See Item 9B titled “Other Information”, and the subheading “Lincoln Park”, for additional information.)

During the three months ended March 31, 2023, we sold 545,142 shares of our common stock to Lincoln Park, and received $105,000 in gross and net proceeds.

Item 6.         Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Certificate of Amendment to Certificate of Incorporation, filed August 30, 2022	Form 10-Q	11/14/2022
3.5	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc. (filed December 30, 2022)	Form 10-K	3/31/2023
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	$50,000 convertible note, matures March 8, 2020	Form 10-Q	5/14/2018
4.5	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.7	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.8	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.9	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018

4.10	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.11	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.12	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.13	Warrant issued in 2020 Unit Offering	Form 10-Q	8/14/2020
4.14	Amendment to $50,000 Convertible Note dated March 8, 2018	Form 10-K	3/30/2021
4.15	Warrant issued to $50,000 Convertible Noteholder on March 1, 2020	Form 10-K	3/30/2021
4.16	Satisfaction of Convertible Note dated March 8, 2018	Form 10-K	3/31/2023
10.1	Form of indemnity agreement between the Company at its officers and directors	Form 10-K	3/31/2023
10.2	License Agreement to Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.3	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.4	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.5	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.6†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.7†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.8	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.9	Form of Employment Agreement for Engineering Subsidiary	Form 8-K	9/8/2017
10.10	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.11†	Employment Agreement with Joseph L. Provenzano dated May 28, 2019	Form 8-K	6/24/2019
10.12†	Lock-Up Agreement dated May 28, 2019	Form 8-K	6/24/2019
10.13	Purchase Agreement, dated as of March 30, 2020 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	3/31/2020
10.14	Amendment dated June 30, 2020 to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	7/7/2020
10.15	Amendment dated June 30, 2020 to Consulting Agreement dated December 30, 2015 between Clyra Medical and Beach House Consulting LLC	Form 8-K	7/7/2020
10.16†	2022 Engagement Extension Agreement with CFO	Form 8-K	3/24/2022
10.17	Purchase Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	12/19/2022
10.18	Registration Rights Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	12/19/2022
10.19†	2023 Engagement Extension Agreement with CFO	Form 8-K	3/27/2023
10.20*	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of Clyra Medical Series A Preferred Stock		filed herewith

10.21*	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of BioLargo Energy Technologies, Inc. common stock	filed herewith
21.1*	List of Subsidiaries of the Registrant	filed herewith
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934	filed herewith
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934	filed herewith
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	filed herewith
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLARGO, INC.

Date: May 17, 2023	By:	/s/ DENNIS P. CALVERT
Dennis P. Calvert
Chief Executive Officer

Date: May 17, 2023	By:	/s/ CHARLES K. DARGAN, II
Chief Financial Officer