Form 10-Q
period 2023-06-30
BIOLARGO, INC.
filed 2023-08-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023.

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

The number of shares of the Registrant’s Common Stock outstanding as of August 11, 2023 was 288,073,533 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(in thousands, except for share and per share data)

	JUNE 30,	DECEMBER 31,
	2023 (unaudited)	2022

Assets
Current assets:
Cash and cash equivalents	$3,575	$1,851
Accounts receivable, net of allowance	1,037	1,064
Inventories, net of allowance	127	120
Prepaid expenses and other current assets	108	118
Total current assets	4,847	3,153

Property and equipment, net of depreciation	542	287
Other non-current assets	69	124
Investment in South Korean joint venture	21	33
Right of use, operating lease, net of amortization	807	867
Clyra Medical prepaid marketing	394	394
Total assets	$6,680	$4,858

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$720	$940
Clyra Medical accounts payable and accrued expenses	288	238
Debt obligations	66	100
Deferred revenue	10	17
Lease liability	97	97
Customer deposits	113	184
Total current liabilities	1,294	1,576

Long-term liabilities:
Debt obligations, net of current	299	237
Lease liability, net of current	721	773
Clyra Medical debt obligations	243	261
Total long-term liabilities	1,263	1,271
Total liabilities	2,557	2,847

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00067 Par Value, 550,000,000 Shares Authorized, 287,220,661 and 278,462,706 Shares Issued, at June 30, 2023 and December 31, 2022, respectively	192	186
Additional paid-in capital	152,507	148,435
Accumulated deficit	(145,169)	(143,594)
Accumulated other comprehensive loss	(162)	(149)
Total BioLargo Inc. and subsidiaries stockholders’ equity	7,368	4,878
Non-controlling interest	(3,245)	(2,867)
Total stockholders’ equity	4,123	2,011
Total liabilities and stockholders’ equity	$6,680	$4,858

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(in thousands, except for share and per share data)

(unaudited)

	THREE MONTHS		SIX MONTHS
	JUNE 30, 2023	JUNE 30, 2022	JUNE 30, 2023	JUNE 30, 2022

Revenues
Product revenue	$1,315	$707	$4,864	$1,317
Service revenue	131	616	324	970
Total revenue	1,446	1,323	5,188	2,287

Cost of revenue
Cost of goods sold	(567)	(364)	(2,364)	(659)
Cost of service	(60)	(336)	(194)	(487)
Gross profit	819	623	2,630	1,141

Selling, general and administrative expenses	1,791	1,589	3,515	3,425
Research and development	587	355	1,152	747
Operating loss:	(1,559)	(1,321)	(2,037)	(3,031)
Other (expense) income:
Interest expense	(12)	(15)	(60)	(28)
PPP loan forgiveness	—	—	—	174
Tax credit reversal	(55)	—	(55)	—
Grant income	—	3	32	8
Total other expense:	(67)	(12)	(83)	154
Net loss	(1,626)	(1,333)	(2,120)	(2,877)

Net loss attributable to noncontrolling interest	(298)	(105)	(545)	3
Net loss attributable to common shareholders	$(1,328)	$(1,228)	$(1,575)	$(2,880)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding:	284,944,366	265,856,970	282,839,515	263,345,148

Comprehensive loss:
Net loss	$(1,626)	$(1,333)	$(2,120)	$(2,877)
Foreign currency translation	(7)	(3)	(13)	(11)
Comprehensive loss	(1,633)	(1,336)	(2,133)	(2,888)
Comprehensive loss attributable to noncontrolling interest	(298)	(105)	(545)	3
Comprehensive loss attributable to common stockholders	$(1,335)	$(1,231)	$(1,588)	$(2,891)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(in thousands, except for share and per share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)

Balance, December 31, 2022	278,462,706	$186	$148,435	$(143,594)	$(149)	$(2,867)	$2,011
Sale of stock for cash	4,201,402	3	797	—	—	—	800
Issuance of common stock for services	930,490	1	206	—	—	—	207
Issuance of common stock in exchange for Clyra shares	527,983	—	—	—	—	—	—
Stock option compensation expense	—	—	195	—	—	—	195
Clyra Medical Technologies, Inc. (Clyra) stock options issued for services	—	—	61	—	—	—	61
Warrant issued for interest	—	—	30	—	—	—	30
Clyra – sales of Series A Preferred Stock	—	—	—	—	—	225	225
Clyra – Series A Preferred Stock – dividend	—	—	—	—	—	(27)	(27)
Biolargo Energy Technology Inc. (BETI) offering	—	—	—	—	—	550	550
Noncontrolling interest allocation	—	—	467	—	—	(467)	—
Net loss	—	—	—	(247)	—	(247)	(494)
Foreign currency translation	—	—	—	—	(6)	—	(6)
Balance, March 31, 2023	284,122,581	$190	$150,191	$(143,841)	$(155)	$(2,833)	$3,552
Sale of stock for cash	2,677,169	2	492	—	—	—	494
Issuance of common stock for services	420,911	—	75	—	—	—	75
Stock option compensation expense	—	—	222	—	—	—	222
Clyra Medical Technologies, Inc. (Clyra) stock options issued for services	—	—	66	—	—	—	66
Clyra – sales of Series A Preferred Stock	—	—	—	—	—	1,062	1,062
Clyra – Series A Preferred Stock – dividend	—	—	—	—	—	(45)	(45)
Biolargo Energy Technology Inc. (BETI) offering	—	—	—	—	—	330	330
Noncontrolling interest allocation	—	—	1,461	—	—	(1,461)	—
Net loss	—	—	—	(1,328)	—	(298)	(1,626)
Foreign currency translation	—	—	—	—	(7)	—	(7)
Balance, June 30, 2023	287,220,661	$192	$152,507	$(145,169)	$(162)	$(3,245)	$4,123

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)

Balance, December 31, 2021	255,893,726	$171	$143,718	$(139,121)	$(115)	$(3,720)	$933
Sale of stock for cash	6,703,789	4	1,198	—	—	—	1,202
Issuance of common stock for services	86,752	—	17	—	—	—	17
Stock option compensation expense	—	—	660	—	—	—	660
Clyra Medical Technologies, Inc. (Clyra) stock options issued for services	—	—	141	—	—	—	141
Noncontrolling interest allocation	—	—	(528)	—	—	528	—
Net loss	—	—	—	(1,652)	—	108	(1,544)
Foreign currency translation	—	—	—	—	(8)	—	(8)
Balance, March 31, 2022	262,684,267	$175	$145,206	$(140,773)	$(123)	$(3,084)	$1,401
Sale of stock for cash	5,011,570	4	944	—	—	—	948
Issuance of common stock for services	340,891	—	59	—	—	—	59
Stock option compensation expense	—	—	234	—	—	—	234
Clyra Medical Technologies, Inc. (Clyra) stock options issued for services	—	—	82	—	—	—	82
Noncontrolling interest allocation	—	—	(103)	—	—	103	—
Net loss	—	—	—	(1,228)	—	(105)	(1,333)
Foreign currency translation	—	—	—	—	(3)	—	(3)
Balance, June 30, 2022	268,036,728	$179	$146,422	$(142,001)	$(126)	$(3,086)	$1,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(in thousands, except for share and per share data)

(unaudited)

	JUNE 30, 2023	JUNE 30, 2022
Cash flows from operating activities
Net loss	$(2,120)	$(2,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	544	1,117
Common stock issued for services	282	76
Bad debt expense	46	—
Excess and obsolete inventory	54	—
Amortization of right-of-use operating lease assets	60	—
Interest expense related to amortization of the discount on note payable	3	8
Fair value of warrant issued for interest	30	—
PPP loan forgiveness	—	(174)
Loss on investment in South Korean joint venture	12	15
Depreciation expense	48	6
Changes in assets and liabilities:
Accounts receivable	(19)	(66)
Inventories	(63)	(15)
Prepaid expenses and other assets	66	4
Accounts payable and accrued expenses	(391)	105
Clyra accounts payable and accrued expenses	51	(32)
Deferred revenue	(7)	(89)
Lease liability, net	(52)	—
Customer deposits	(71)	58
Net cash used in operating activities	(1,527)	(1,864)
Cash flows from investing activities
Equipment purchases	(127)	(101)
Net cash used in investing activities	(127)	(101)
Cash flows from financing activities
Proceeds from sale of common stock	1,294	2,150
Proceeds from sale of BETI common stock	880	—
Repayment of note payable and vehicle loan	(52)	—
Repayment by Clyra on inventory line of credit	(18)	(10)
Proceeds from sale of Clyra Medical preferred stock	1,287	—
Proceeds from Clyra Medical convertible note	—	100
Net cash provided by financing activities	3,391	2,240
Net effect of foreign currency translation	(13)	(11)
Net change in cash	1,724	264
Cash at beginning of year	1,851	962
Cash at end of period	$3,575	$1,226
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$27	$7
Income taxes	$5	$—
Short-term lease payments not included in lease liability	$24	$78
Non-cash investing and financing activities
Equipment added via vehicle loan	$80	$—
Leasehold improvements included in accounts payable	$102	$—
Allocation of noncontrolling interest	$1,927	$631
Conversion of Clyra common stock to BioLargo common stock	$100	$—

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

Organization

We are a Delaware corporation formed in 1991. We have six wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc., organized under the laws of the State of California in 2009; BioLargo Equipment and Technologies, Inc., organized under the laws of the State of California in 2022; BioLargo Water, Inc. (“Water”), organized under the laws of Canada in 2014; BioLargo Equipment and Solutions Technologies, Inc., organized under the laws of the State of California in 2022; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 82% (see Note 9) of BioLargo Engineering Science and Technologies, LLC (“BLEST”), organized under the laws of the State of Tennessee in 2017, 56% of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012, and 96% of BioLargo Energy Technologies, Inc. (“BETI”) organized under the laws of the State of California in 2022. We consolidate the financial statements of our partially owned subsidiaries (see Note 2, subheading “Principles of Consolidation,” and Note 8).

Liquidity / Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the six months ended June 30, 2023, we generated revenues of $5,188,000 through our business segments (see Note 11), had a net loss of $2,120,000, used $1,527,000 cash in operations, and at June 30, 2023, we had working capital of $3,553,000, and current assets of $4,847,000.

During the six months ended June 30, 2023, we (i) sold $299,000 of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) (see Note 3), (ii) sold $995,000 of our common stock and warrants to accredited investors (see Notes 3 and 6), (iii) sold $1,287,000 of Clyra Medical Series A Preferred Stock (see Note 8), and (iv) sold $880,000 of BETI common stock (see Note 10). Subsequent to June 30, 2023, we continued these financing activities (see Note 13). As of June 30, 2023, our cash and cash equivalents totaled $3,575,000. Our total liabilities included a $75,000 vehicle loan, $140,000 due in U.S. Small Business Administration (SBA) loans issued pursuant to the Paycheck Protection Program (see Note 4), $150,000 due to the SBA issued pursuant to the Economic Injury Disaster program (see Note 4), and $243,000 owed by Clyra Medical due in 2024 (see Note 8). We have been, and anticipate that we will continue to be, limited in terms of our capital resources, and expect to continue to need further investment capital to fund operations. Such activities have continued subsequent to June 30, 2023.

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

As of June 30, 2023, and December 31, 2022, our cash balances were made up of the following (in thousands):

	June 30, 2023	December 31, 2022
BioLargo, Inc. and subsidiaries	$2,762	$1,681
Clyra Medical Technologies, Inc.	813	170
Total	$3,575	$1,851

Accounts Receivable

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

Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A provision to the allowances for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, and the Company’s historical experience. Provisions to the allowances for doubtful accounts for expected credit losses are recorded to general and administrative expenses. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of June 30, 2023, and December 31, 2022, the allowance for doubtful accounts for expected credit losses was $58,000 and $12,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the three and six months ended June 30, 2023, and 2022, the following customers accounted for more than 10% of consolidated revenues:

	Three Months		Six Months
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Customer A	55%	39%	77%	35%
Customer B	<10%	27%	<10%	17%
Customer C	<10%	<10%	<10%	10%

At June 30, 2023, one customer accounted for more than 10% of consolidated accounts receivable, and at December 31, 2022, three customers accounted for more than 10% of consolidated accounts receivable:

	June 30, 2023	December 31, 2022
Customer A	49%	11%
Customer B	<10%	31%
Customer D	<10%	15%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of  June 30, 2023, and December 31, 2022, was $212,000 and $158,000. Inventories consisted of (in thousands):

	June 30, 2023	December 31, 2022
Raw material	$83	$46
Finished goods	44	74
Total	$127	$120

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Non-Current Assets

Other non-current assets consisted of (i) security deposits related to our business offices, (ii) three patents acquired on  October 22, 2021, for $34,000, and (iii) tax credit receivables from the Canadian government related to a research and development credit from our Canadian subsidiary for which we’ve applied for and received in prior periods.

	June 30, 2023	December 31, 2022
Patents	$34	$34
Security deposits	35	35
Tax credit receivable	--	55
Total	$69	$124

Equity Method of Accounting

On March 20, 2020, we invested $100,000 into a South Korean entity (Odin Co. Ltd., “Odin”) pursuant to a Joint Venture agreement we had entered into with BKT Co. Ltd. and its U.S. based subsidiary, Tomorrow Water. We received a 40% non-dilutive equity interest, and BKT and Tomorrow Water each received 30% equity interests for an aggregate $150,000 investment.

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheet and record an increase or decrease of the recorded balance by our percentage ownership of the profits or losses in the joint venture. The joint venture has incurred a loss since inception and our 40% ownership share reduced our investment interest. For the three and six months ended  June 30, 2023, the reduction of our investment interest totaled $6,000 and $12,000, respectively, and for the same periods in 2022, reduced our investment interest $8,000 and $15,000, respectively.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized.  The impairment loss is measured based on the fair value of the asset.  Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. There were no impairment losses related to intangible assets during the three or six months ended June 30, 2023 or 2022.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if convertible notes payable, stock options and warrants were exercised into common stock. For the three and six months ended June 30, 2023, and 2022, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the Company’s net loss which creates an anti-dilutive effect of the convertible notes payable, warrants and stock options.

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

The following methodology and assumptions were used to calculate share-based compensation for the six months ended June 30, 2023, and 2022:

	2023						2022
	Non Plan			2018 Plan			Non Plan			2018 Plan
Risk free interest rate	3.48	–	3.58%	3.48	–	3.58%	2.32	–	3.83%	2.32	–	2.98%
Expected volatility	113	-	114%	113	-	114%	114	–	117%	116	–	117%
Expected dividend yield	—			—			—			—
Forfeiture rate	—			—			—			—
Life in years	10			10			10			10

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

The Company has outstanding contract liability obligations of $10,000 as of June 30, 2023, recorded as deferred revenue. We recognized $7,000 in revenue and reduced the deferred revenue balance by the same amount as performance obligations were satisfied in the six months ended June 30, 2023. The outstanding balance will be recognized over the remaining life of the contracts. Our Canadian subsidiary had a customer deposit outstanding at June 30, 2023, totaling $113,000, that was awarded as part of a grant for a particular project that has been delayed.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by generally accepted accounting principles (“GAAP”). Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. Management believes there are no unrecognized tax benefits or uncertain tax positions as of June 30, 2023, and December 31, 2022.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of June 30, 2023, and December 31, 2022. Accordingly, a 100% valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments as of June 30, 2023, and December 31, 2022 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, line of credit, and other assets and liabilities. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Leases

At inception of a lease contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. We have no leases classified as finance leases. As of June 30, 2023, the weighted average remaining lease term for our operating leases was nine years. The weighted average discount rate for our operating leases was 18%. For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, management estimates the incremental borrowing rate, which currently is estimated to be 18%. Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Lease components are included in the measurement of the initial lease liability. Additional payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability. Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.

As of June 30, 2023, the right-of-use assets totaled $807,000 and the lease liability totaled $818,000 on our balance sheet related to our operating leases.

Property and Equipment

Property and equipment includes machinery and leasehold improvements and is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 - 5 years or the remaining lease term. Newly built leaseholds, additions, renewals, and betterments that significantly extend the life of the asset are capitalized. The Company is currently constructing a facility and purchasing equipment for producing sodium sulfur batteries. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any related gain or loss is reflected in income for the period.

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

During the three and six months ended June 30, 2023, we sold 1,098,221 and 1,643,623 shares of our common stock to Lincoln Park, and received $194,000 and $299,000, respectively, in gross and net proceeds.

During the three and six months ended  June 30, 2022, pursuant to a prior (similar) arrangement, we sold 406,140 and 1,912,961 shares of our common stock to Lincoln Park, and received $72,000 and $418,000, respectively, in gross and net proceeds.

Unit Offerings

During the three and six months ended June 30, 2023, we sold 1,578,948 and 5,234,948 shares of our common stock and received $300,000 and $995,000 in gross and net proceeds from accredited investors. In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares. (See Note 6, “Warrants Issued in Unit Offering”.)

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of June 30, 2023, and December 31, 2022 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 8, “Debt Obligations of Clyra Medical”).

	June 30, 2023	December 31, 2022
Current portion of debt:
SBA Paycheck Protection Program loan	$43	$43
Vehicle loan, current portion	13	—
Convertible note payable, matures March 1, 2023	—	50
SBA EIDL Loan, matures July 2053, current portion	10	10
Debt discount, net of amortization	—	(3)
Total current portion of debt	$66	$100

Long-term debt:
SBA Paycheck Protection Program loans, matures May 2025	$97	$97
Vehicle loan, matures March 2029	62	—
SBA EIDL Loan, matures July 2050	140	140
Total long-term debt, net of current	$299	$237

Total	$365	$337

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three and six months ended June 30, 2023, we recorded $12,000 and $60,000 of interest expense related to the amortization of discounts on convertible notes payable and coupon interest from our convertible notes and lines of credit.

For the three and six months ended June 30, 2022, we recorded $15,000 and $28,000 of interest expense related to the amortization of discounts on convertible notes payable and coupon interest from our convertible notes and lines of credit.

Vehicle loan

On February 7, 2023, we entered a loan agreement with Bank of America for the purchase of a vehicle used in operations totaling $80,000, at 5.29% annual interest which matures March 7, 2029. The loan agreement requires monthly payments of $1,000.

Convertible note payable, matures March 1, 2023

On March 6, 2023, we entered into an agreement with the holder of a $50,000 note to convert that note into common stock of BETI (see note 10). As payment for interest, a warrant to purchase 200,000 shares of BioLargo common stock at $0.21 was issued to the investor, expiring five years from the grant date. (See Note 6).

SBA Program Loans

On  February 7, 2022, we received notice that the SBA had forgiven $174,000 of ONM Environmental's $217,000 Paycheck Protection Program (PPP) loan. As of June 30, 2023, the outstanding balance on this loan totals $43,000. The partial forgiveness decision has been appealed, and during such time, loan payments are deferred.

On May 12, 2022, we received notice that the SBA had denied the forgiveness application of BLEST’s $97,000 PPP loan. We have appealed that decision. During the period upon which a forgiveness decision is on appeal, loan payments are deferred. The maturity date of the BLEST PPP loan was officially extended on our request to May 2025.

In July 2020, ONM Environmental received an Economic Injury Disaster Loan from the SBA in the amount of $150,000. The note has a 3.75% annual interest rate, requires monthly payments of $731, and matures July 2050.

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for Services

Payment of Officer Salaries

On June 30, 2023, an officer agreed to convert an aggregate $12,000 of accrued and unpaid salary into 68,541 shares of our common stock at $0.18 per share. On March 31, 2023, an officer agreed to convert an aggregate $6,000 of accrued and unpaid salary into 30,747 shares of our common stock at $0.20 per share.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payment of Consultant and Vendor Fees

On  June 30, 2023, we issued 352,370 shares of our common stock at $0.18 per share in lieu of $63,000 of accrued and unpaid obligations to consultants and vendors. On  March 31, 2023, we issued 899,743 shares of our common stock at $0.20 per share in lieu of $201,000 of accrued and unpaid obligations to consultants and vendors.

On  June 30, 2022, we issued 76,996 shares of our common stock at $0.18 per share in lieu of $12,000 of accrued and unpaid obligations to consultants and vendors. On  March 31, 2022, we issued 86,752 shares of our common stock at $0.23 per share in lieu of $17,000 of accrued and unpaid obligations to consultants and vendors.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Stock Option Expense

During the three and six months ended June 30, 2023, we recorded an aggregate $288,000 and $544,000, and during the three and six months ended  June 30, 2022, we recorded an aggregate $316,000 and $1,117,000, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2018 Equity Incentive Plan, and outside of this plan. Included in these totals is option expense related to issuances by our subsidiary, Clyra Medical, totaling $66,000 and $127,000 in the three and six months ended June 30, 2023, and $82,000 and $223,000 in the three and six months ended June 30, 2022. (See Note 8.)

2018 Equity Incentive Plan

On June 22, 2018, our stockholders adopted the BioLargo 2018 Equity Incentive Plan (“2018 Plan”) as a means of providing our directors, key employees, and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 22, 2028. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The total number of shares reserved and available for awards pursuant to this Plan as of the date of adoption of this 2018 Plan by the Board is 40 million shares. The number of shares available to be issued under the 2018 Plan increases automatically each January 1st by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of June 30, 2023, 50,000,000 shares are authorized under the plan.

Activity for our stock options under the 2018 Plan during the six months ended June 30, 2023, and 2022, is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	Price per share			share	Value(1)
Balance, December 31, 2022	28,484,549	$0.12	–	0.43	$0.19
Granted	2,636,712	$0.18	–	0.20	$0.19
Balance, June 30, 2023	31,121,261	$0.12	–	0.43	$0.19
Unvested	(4,121,892)	$0.12	–	0.32	$0.19
Vested, June 30, 2023	26,999,369	0.12	–	0.43	$0.19	$402,000
Balance, December 31, 2021	23,186,142	$0.16	–	0.43	$0.19
Granted	3,782,923	$0.18	–	0.24	$0.22
Balance, June 30, 2022	26,969,065	$0.12	–	0.43	$0.19

(1) – Aggregate intrinsic value based on closing common stock price of $0.18 at June 30, 2023.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The options granted to purchase 2,636,712 shares during the six months ended June 30, 2023 with an aggregate fair value of $474,000 were issued to an officer, board of directors, employees and a consultant. The exercise price for all options were issued on their respective grant date of March 31, 2023 ($0.20 per share) and June 30, 2023 ($0.18 per share): (i) we issued options to purchase 864,290 shares of our common stock to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $154,000; (ii) we issued options to purchase 1,137,301 shares of our common stock to employees as part of an employee retention plan; the fair value of employee retention plan options totaled $203,000 and will vest quarterly over four years as long as they are retained as employees; (iii) we issued options to purchase 335,121 shares of our common stock to consultants in lieu of cash and for expiring options at $0.20 per share totaling $61,000, and (iv) we issued 300,000 options to our Chief Financial Officer with a fair value of $56,000 (see “Chief Financial Officer Contract Extension” immediately below). All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

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

As the sole compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 25,000 shares of the Company’s common stock for each month during the Extended Term (thus, an option to purchase 300,000 shares reflecting an extended term of 12 months). The Option vests over the period of the Extended Term, with 25,000 shares having vested as of March 21, 2023, and the remaining shares to vest 25,000 shares monthly beginning March 31, 2023, and each month thereafter, so long as the agreement is in full force and effect. The Option is exercisable at $0.20 per share, the closing price of BioLargo’s common stock on the March 21, 2023, grant date, expires ten years from the grant date, and was issued pursuant to the Company’s 2018 Equity Incentive Plan.

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

Activity for our stock options under the 2007 Plan for the six months ended June 30, 2023, and 2022 is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	price per share			share	Value(1)
Balance, December 31, 2022	1,904,085	$0.28	–	0.69	$0.56
Expired	(40,000)	0.28			0.28
Balance, June 30, 2023	1,864,085	$0.28	–	0.69	$0.56	$—

Balance, December 31, 2021	2,879,246	$0.23	–	0.94	$0.49
Expired	(300,000)	0.35			0.35
Balance, June 30, 2022	2,579,246	$0.23	–	0.94	$0.49

(1) – Aggregate intrinsic value based on closing common stock price of $0.18 at June 30, 2023.

Non-Plan Options

Activity of our non-plan stock options issued for the six months ended June 30, 2023 and 2022 is as follows:

					Weighted
	Non-plan				average	Aggregate
	Options	Exercise			price per	intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2022	19,023,829	$0.12	–	0.83	$0.39
Granted	60,040	0.18	–	0.20	0.20
Balance, June 30, 2023	19,083,869	$0.12	–	0.83	$0.39
Unvested	(507,500)	0.45			0.45
Vested, June 30, 2023	18,576,369	$0.12	–	0.83	$0.38	$46,000

Balance, December 31, 2021	20,119,207	$0.12	–	0.83	$0.39
Granted	39,130	0.23			0.23
Balance, June 30, 2022	20,158,337	$0.12	–	0.83	$0.39

(1) – Aggregate intrinsic value based on closing common stock price of $0.18 at June 30, 2023.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months ended June 30, 2023, we issued options to purchase an aggregate 60,040 shares of our common stock at $0.18 and $0.20 per share to vendors for fees for services. The fair value of the options issued totaled an aggregate $11,000 and is recorded in our selling, general and administrative expense.

During the six months ended June 30, 2022, we issued options to purchase an aggregate 39,130 shares of our common stock at $0.23 per share to vendors for fees for services. The fair value of the options issued totaled an aggregate $8,000 and is recorded in our selling, general and administrative expense.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

					Weighted
					average	Aggregate
	Warrants	Exercise			price per	intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2022	49,023,398	$0.13	–	1.00	$0.26
Granted	10,669,896	0.21	–	0.29	0.25
Expired	(5,173,209)	0.19	–	0.35	0.21
Balance, June 30, 2023	54,520,085	$0.13	–	1.00	$0.26	$47,000

Balance, December 31, 2021	36,765,502	$0.16	–	1.00	$0.27
Granted	19,604,796	0.20	–	0.29	0.24
Expired	(4,016,754)	0.19	–	0.48	0.35
Balance, June 30, 2022	52,353,544	$0.14	–	1.00	$0.25

(1) – Aggregate intrinsic value based on closing common stock price of $0.18 at June 30, 2023.

Warrants issued in Unit Offerings

During the six months ended June 30, 2023, pursuant to our Unit Offerings (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 5,234,948 shares of our common stock at $0.23 per share, and five-year stock purchase warrants to purchase an aggregate 5,234,948 shares of our common stock at $0.29 per share. The fair value of these warrants totaled $913,000.

During the six months ended  June 30, 2022, pursuant to our Unit Offering (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 9,802,398 shares of our common stock at $0.20 - $0.23 per share, and five-year stock purchase warrants to purchase an aggregate 9,802,398 shares of our common stock at $0.25 - $0.29 per share. The fair value of these warrants totaled $2,134,000.

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

	2023			2022
Risk free interest rate	3.88	–	4.27%	3.69	–	3.88%
Expected volatility	40	–	95%	40%
Expected dividend yield	—			—
Forfeiture rate	—			—
Expected life in years	3	-	5	3

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

As of June 30, 2023, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	Water	BETI	Intercompany amounts	Totals
Accounts payable	$142	$168	$119	$106	$29	$(82)	$482
Accrued payroll	50	92	71	—	—	—	213
Accrued interest	25	—	—	—	—	—	25
Total							$720

As of December 31, 2022, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	Water	Intercompany amounts	Totals
Accounts payable	$187	$486	$7	$119	$(82)	$717
Accrued payroll	20	58	120	—	—	198
Accrued interest	25	—	—	—	—	25
Total						$940

See Note 8, “Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

Note 8. Noncontrolling Interest – Clyra Medical

As discussed in Note 2 above, we consolidate the operations of our partially owned subsidiary Clyra Medical, of which we owned 56% of its outstanding shares as of June 30, 2023.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Line of Credit

On June 30, 2020, Clyra Medical entered into a Revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC committed to provide a $1,000,000 inventory line of credit. Clyra Medical received $260,000 in draws and made repayments totaling $117,000. Clyra issued Vernal Bay 322 shares of its common stock as a commitment fee for the line of credit, valued at $70,000. A security agreement of the same date grants Vernal Bay a security interest in Clyra’s inventory, as that term is defined in the Uniform Commercial Code. Clyra may prepay the note at any time.

On December 13, 2022, we entered into an amendment of the Revolving Line of Credit Agreement whereby the maturity date of the line of credit was extended to September 30, 2024, and the payment terms were modified such that amounts of principal due in each month are capped at a maximum of 15% of the principal amount then due under the note. Additionally, BioLargo agreed to allow Vernal Bay to elect to convert, any time prior to the note’s maturity date, the 322 shares of Clyra common stock it received as consideration for the line of credit into shares of Biolargo common stock at the then market price of BioLargo’s common stock. On January 9, 2023, Vernal Bay elected to convert Clyra shares to 527,983 BioLargo shares of common stock.

As of June 30, 2023, the balance outstanding on this line of credit totals $143,000. As of December 31, 2022, the balance outstanding on this line of credit totaled $161,000.

Equity Transactions

As of June 30, 2023, Clyra had 95,301 shares issued and outstanding, of which 89,070 were common shares, and 6,231 were preferred shares. As of December 31, 2022, Clyra had 91,145 shares issued and outstanding, of which 89,070 were common shares, and 2075 were preferred shares. As of June 30, 2023 and December 31, 2022, of the outstanding amount, BioLargo owned 51,571 common shares and 1,352 Series A Preferred shares.

BioLargo Conversion of Intercompany Balances

On March 2, 2022, BioLargo converted $633,000 owed to it by Clyra into 2,042 shares of Clyra common stock.

Sales of Series A Preferred Stock

During the three months ended June 30, 2023, Clyra sold 3,427 shares of its Series A Preferred Stock, and in exchange received $1,062,000 in gross and net proceeds from 26 accredited investors. During the six months ended June 30, 2023, Clyra sold 4,879 shares of its Series A Preferred Stock, and in exchange received $1,287,000 in gross and net proceeds from 28 accredited investors. Purchasers of the Series A Preferred Stock also received a 3-year warrant to purchase the same number of additional shares of common stock for $372 per share. The fair value of the warrants issued totaled $324,000, and is limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the Series A Preferred Stock. Shares of Series A Preferred Stock earn a dividend of 15% each year, compounding annually; the company is under no obligation to pay such dividends in cash, and such dividends automatically convert to common stock upon conversion of the Series A Preferred Stock to common stock. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock, and automatically convert upon the completion of a public offering of shares in which at least $5,000,000 of gross proceeds is received by the company. Accrued dividends may be converted to common stock at a conversion rate of $310 per share.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Clyra Stock Options

					Weighted
	Clyra				average
	Options	Exercise			price per
	Outstanding	price per share			share

Balance, December 31, 2022	15,833	$1.00	-	310	$5.53
Granted	858	1.00	-	271	146.06
Balance, June 30, 2023	16,691	$1.00	-	310	$12.76

Balance, December 31, 2021	14,004	$1.00			$1.00
Granted	1,026	1.00			1.00
Balance, June 30, 2022	15,030	$1.00			$1.00

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis.  The fair value of the options issued totaled $66,000 and $127,000 in the three and six months ended June 30, 2023, and $82,000 and $223,000 in the three and six months ended June 30, 2022. We used the Black-Scholes model to calculate the initial fair value, assuming a stock price on date of grant of $310 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

	June 30, 2023			December 31, 2022
Risk free interest rate	3.48	–	3.58%	2.32%
Expected volatility	40	-	48%	40%
Expected dividend yield	—			—
Forfeiture rate	—			—
Expected life in years	10			10

Accounts Payable and Accrued Expenses

At June 30, 2023, and December 31, 2022, Clyra had the following accounts payable and accrued expenses (in thousands):

Category	2023	2022
Accounts payable	$199	$186
Accrued payroll	10	45
Accrued interest	5	7
Accrued dividend	74	---
Total	$288	$238

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The BLEST Compensation Committee has met regularly since the subsidiary commenced operations. In 2018, it reviewed the operating performance and determined that the performance metrics were not met and as a result, did not award any Class B units or stock options. As of December 31, 2021, BLEST employees had earned 13% in profits interests and had earned (vested) 455,000 option shares. In January 2022, the committee again reviewed the operating performance and determined that a portion of the performance metrics were met. It was agreed that an additional one-half and one-quarter of the eligible profits interests would be vested (11% in the aggregate), and therefore an additional half of the option interests would be vested (525,000 options shares in the aggregate). The vesting of option shares resulted in a fair value totaling $65,000, recorded on our consolidated statement of operations as selling, general and administrative expense for the year ended December 31, 2021.  In December 2022, the committee again reviewed the operating performance and determined that a portion of the performance metrics were met. It was agreed that an additional one-half and one-quarter of the eligible profits interests would be vested (18% in the aggregate), and therefore an additional half of the option interests would be vested (1,242,500 options shares in the aggregate).  The vesting of option shares resulted in a fair value totaling $135,000 and is recorded on our consolidated statement of operations as selling, general and administrative expense for the year ended December 31, 2022.

At June 30, 2023, BioLargo owns 82% of BLEST.

Note 10. BioLargo Energy Technologies, Inc.

Subsidiary BioLargo Energy Technologies, Inc. (“BETI”) was formed for the purpose of commercializing a sodium-sulfur battery technology. BioLargo purchased 9,000,000 shares of its common stock upon its formation.

During the three months ended June 30, 2023, BETI sold 132,000 shares of its common stock to nine accredited investors and received $330,000 in gross and net proceeds. During the six months ended June 30, 2023, BETI sold 450,000 shares of its common stock to 15 accredited investors, and in exchange received gross and net proceeds totaling $980,000. Of that amount, $100,000 in shares were purchased by BioLargo.

Each investor also entered into an agreement with BioLargo whereby the investor may exchange some or all of its shares of BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 20 trading days prior to the election to exchange. Elections must be made during calendar year 2024.

As of June 30, 2023, there are 9,457,000 shares outstanding, of which BioLargo holds 9,050,000 (96%).

Note 11. Business Segment Information

BioLargo has five operating business segments, plus its corporate entity which is responsible for general corporate operations, including administrative functions, finance, human resources, marketing, legal, etc. The operational business segments are:

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	BioLargo Water (“Water”) – our research, development and innovation group operating out of the University of Alberta, Edmonton, Canada; and

5.	BioLargo Energy Technologies, Inc. (“BETI”) – formed to commercialize our sodium-sulfur battery technology.

Other than ONM Environmental, during the last three quarterly periods none of our operating business units have operated at a profit, and therefore each required additional cash to meet its monthly expenses, funded through BioLargo’s sales of debt or equity, research grants, and tax credits. BETI and Clyra Medical have also been funded by third party investors who invest directly in exchange for equity ownership in that entity.

The segment information for the three and six months ended June 30, 2023, and 2022, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
BioLargo corporate	$—	$—	$—	$2
ONM Environmental	1,316	700	4,859	1,300
BLEST	538	670	901	1,213
BETI	—	—	—	—
Water	9	—	—	—
Clyra Medical	—	6	6	17
Intersegment revenue	(417)	(53)	(587)	(245)
Total	$1,446	$1,323	$5,188	$2,287

Research and development expense
BioLargo corporate	$(243)	$(165)	$(432)	$(430)
BLEST	(292)	(80)	(537)	(188)
BETI	(271)	—	(303)	—
Water	(138)	(130)	(273)	(327)
Clyra Medical	(60)	(26)	(194)	(42)
Intersegment R&D	417	46	587	240
Total	$(587)	$(355)	$(1,152)	$(747)

Operating income (loss)
BioLargo corporate	$(635)	$(923)	$(1,434)	$(2,143)
ONM Environmental	428	11	1,815	18
BLEST	(450)	56	(818)	21
BETI	(297)	—	(384)	—
Water	(209)	(209)	(393)	(431)
Clyra Medical	(396)	(256)	(823)	(496)
Total	$(1,559)	$(1,321)	$(2,037)	$(3,031)

Interest expense
BioLargo corporate	$(4)	$(6)	$(40)	$(12)
ONM Environmental	(2)	—	(4)	—
Clyra Medical	(6)	(9)	(16)	(16)
Total	$(12)	$(15)	$(60)	$(28)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2023	BioLargo	ONM	Clyra	BLEST	Water	BETI	Elimination	Total
Tangible assets	$731	$2,705	$1,265	$414	$92	$686	$(41)	$5,852
Right of use leased asset	93	—	—	714	—	—	—	807
Investment in South Korean joint venture	21	—	—	—	—	—	—	21
Total	$845	$2,705	$1,265	$1,128	$92	$686	$(41)	$6,680

As of December 31, 2022	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$669	$2,064	$631	$441	$194	$(41)	$3,958
Right of use	136	—	—	731	—	—	867
Investment in South Korean joint venture	33	—	—	—	—	—	33
Total	$838	$2,064	$631	$1,172	$194	$(41)	$4,858

Note 12. Commitments and Contingencies

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. Short-term leases less than one-year are not included in our analysis. For the three and six months ended June 30, 2023, rental expense was $83,000 and $166,000 and for the three and six months ended June 30, 2022, rental expense was $106,000 and $169,000. The lease of our Westminster facility expires August 2024. Management has not yet determined whether it will exercise its option to extend the lease four years; therefore the four-year extension is not included in the analysis. In September 2022, the lease of our Oak Ridge, Tennessee facility was extended for ten years. The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.

Note 13. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this quarterly report and management noted the following for disclosure.

Lincoln Park Capital Purchase of Shares

From July 1, 2023, through August 10, 2023, we sold 782,553 shares of common stock to Lincoln Park pursuant to the 2022 LPC Purchase Agreement (see Note 3) and received $136,000 in gross and net proceeds. These sales were registered with the SEC on Form S-1 (file number 333-268973).

Clyra Medical – Sales of Series A Preferred Stock Units

From July 1, 2023, through August 10, 2023, Clyra Medical sold 81 shares of its Series A Preferred Stock, and in exchange received $25,000 in gross and net proceeds. Purchasers of the Series A Preferred Stock also received a 3-year warrant to purchase the same number of additional shares of common stock for $372 per share. (See Note 8, “Sales of Series A Preferred Stock”.)

BETI – Sales of Common Stock

From July 1, 2023, through August 10, 2023, BETI sold 10,000 shares of its common stock, and in exchange received $25,000 in gross and net proceeds. (See Note 10.)

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2023, unless expressly stated otherwise, and we undertake no duty to update this information.

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

Our Business - Innovator and Solution Provider

BioLargo is in the business of creating new cleantech technologies to solve tough problems. We invent, develop, then commercialize disruptive technologies to tackle global challenges in air quality, water, environmental engineering, long duration energy storage, and advanced antimicrobial medical device platforms. Our model is to invent new technologies that solve specific problems, prove them out and develop them, then commercialize them with purpose-suited subsidiaries, identify and secure the right partnerships to increase their commercial reach, and potentially sell them or spin them out later.

Why do we do this work? Every member of our team – including PhD scientists, engineers, and entrepreneurs – has a passion for seeking new, never-before-seen innovations that can make life better around the world. We care about safeguarding the environment and human health for future generations. We care about making technologies that are affordable and flexible enough to be accessed around the world. And we care about being the best at what we do – creating best-in-class technologies to solve big, tough cleantech challenges.

Some of our areas of focus include environmental problems like PFAS contamination (per- and polyfluoroalkyl substances), water pollution by pharmaceuticals and micropollutants, air pollution by VOCs, hard-to-treat odors from landfills and sewage plants, and infection and wound healing.

Below you’ll read about the cleantech ventures and projects we are most excited about. Behind those, however, is a pipeline of other cleantech innovations in various stages of development associated with our expansive array of issued and pending patents, and having been funded in part by over 90 government grants.

We operate our business in distinct business segments:

●

Odor and VOC control products, including consumer products, such as the Pooph branded pet-odor control product, and our flagship industrial odor control product, CupriDyne Clean, sold by our subsidiary ONM Environmental, Inc.;

●

Water treatment equipment and solutions, including our PFAS removal system the AEC, our co-developed minimal liquid discharge water treatment system the AROS, and our micro-pollutant treatment solution, the AOS, all sold by our subsidiary BioLargo Equipment Solutions & Technologies, Inc.;

●	Long-term battery storage solutions, being developed by our subsidiary BioLargo Energy Technologies, Inc. (97% owned by BioLargo, Inc.);

●	Medical products based on our technologies, including the FDA-cleared Bioclynse surgical wound irrigation solution sold by our partially owned subsidiary Clyra Medical Technologies, Inc.; and

●

Our professional engineering services division, which, in addition to serving outside clients on a fee for service basis, supports our internal business units, through our partially owned subsidiary BioLargo Engineering, Science & Technologies, LLC ("BLEST").

In addition to the foregoing, we have scientists working in a research and support facility on campus at the University of Alberta, Edmonton, Canada, and corporate offices in Westminster, California that support the operating segments with legal, accounting, human resources, and other services.

Odor Control (Consumer and Industrial)

Pooph - Consumer Private-Label Products

We sell the Pooph branded pet odor-control product to Ikigai Marketing Works, LLC, pursuant to license and manufacturing agreements. Ikigai advertises and sells Pooph to consumers and major retailers, including Walmart, Amazon, and Chewy.com, and is currently expanding to more than a dozen large retailers. Our agreement with Ikigai grants them an exclusive license to sell the Pooph pet odor-control product, and requires, in addition to purchasing product from us at an agreed-upon manufacturing margin, they are required to pay us an additional six percent of their sales.

As Ikigai has expanded their national television advertising, their sales have increased, and correspondingly, their purchase of product from us has increased, such that for the six months ended June 30, 2023, it comprised 77% of our company-wide revenue. However, in the three months ended June 30, 2023, revenues from sales of Pooph to Ikigai were down significantly compared to the first quarter of 2023, as Ikigai managed inventory purchased for initial stocking orders at retailers (primarily Walmart).

Ikigai management informs us that, over the coming months, there will be some shift of focus  in their advertising from direct-to-consumer to driving sales to national retailers, and that they expect to secure contracts for more than 20,000 retail stores by the end of 2023, representing an approximately ten times increase in the number of stores carrying the product as were at June 30, 2023.

Industrial Odor and VOC Solutions

ONM Environmental, Inc. is BioLargo’s subsidiary that delivers robust and comprehensive products and services to control and mitigate odor and volatile organic compounds (“VOCs”) emitted from a variety of industrial activities, including landfills and other waste handling facilities. Its flagship product – CupriDyne® Clean – is delivered through misting systems, sprayers, water trucks and similar water delivery systems designed, manufactured and installed by ONM. We believe the product is the number-one performing odor-control product in the market, and that it offers substantial savings to our customers compared with competing products. ONM Environmental holds General, Electrical, Plumbing and Low Voltage contractor licenses issued by the California Contractors State License Board, and offers a menu of services to landfills, transfer stations, wastewater treatment facilities as well as facilities in non-waste related industries. These services include engineering design, construction, installation, ongoing maintenance and on-site support services to assist our clients in the implementation and continued use of the various systems that deliver our liquid products in the field (such as misting systems).

We have been and expect to continue selling product to the largest solid waste handling companies in the country, with a portion of chemistry product sales resulting from national purchasing agreements (NPAs), and are also serving municipalities. In the past quarter, ONM Environmental focused on securing more contracts with municipal customers like sanitation agencies, securing new construction projects for municipal customers that will be completed over the coming months. ONM also onboarded two new wastewater treatment plant customers, as well as one more manufacturing facility customer, representing encouraging  advancements in expanding into non-solid-waste markets.

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

South Korean Joint Venture

We are partners with a leading wastewater treatment solution provider based in South Korea in a joint venture to commercialize our CupriDyne® Clean products in South Korea. We own 40% of the joint venture. Although the joint venture established manufacturing and is marketing the product, the COVID-19 pandemic significantly impacted the expected growth of the company. While the local management team continues to market the product to industrial clients, their efforts have struggled to gain a foothold. We are not obligated to contribute additional funds to the venture, and cannot predict its future success.

Innovative Water Treatment Solutions

Over the years, we have developed multiple innovative technologies and equipment platforms that focus on challenging issues in the water treatment industry, including the AOS developed to remove micro-pollutants, the AEC developed to remove per- and polyfluoroalkyl substances (PFAS), and along with Garratt-Callahan, the AROS to allow for minimal water discharge. As a result of increase in interest from potential customers for our PFAS solutions, we believe we will be better able to serve this market with a uniform identity and operating unit called BioLargo Equipment Solutions & Technologies, Inc. (“BEST”), which will manage the sales and distribution of our water treatment products and related services. As we transition this venture from incubation to commercialization, we are focusing staff and resources we believe necessary for success. Ultimately, BEST will be reflected as a new operating segment in our consolidated financial statements. Although BEST is primarily focused on AEC, AROS and AOS, discussed below, it will offer comprehensive water treatment solutions, related equipment, and services.

AEC, a solution for the PFAS “Forever-Chemicals” crisis – and more

One of the most significant and timely innovations in our portfolio is our per- and polyfluoroalkyl substances (PFAS) removal and collection/disposal solution we call the Aqueous Electrostatic Concentrator (AEC), a novel water treatment system that removes PFAS from water at a lower operating cost and while generating only a fraction of the PFAS-laden waste of the most common currently used solutions (carbon filtration, ion exchange, and reverse osmosis). PFAS chemicals have been linked to cancer, immune disorders, liver dysfunction, and many other human health problems, and are contained in a vast range of manufactured goods, common household products (e.g., cleaning products, cookware), and electronics, and contaminate drinking water in unsafe levels all over the globe.

PFAS is often referred to as the “contaminant of the decade.” The EPA proposed new drinking water standards on March 14, 2023, limiting certain PFAS chemicals to four parts per trillion – a standard our AEC can meet. We believe these proposed rules will continue to push the market to find and adopt commercially viable solutions to remove PFAS chemicals from water. Additionally, some emerging regulations on PFAS in the U.S. are expected to skew the market toward seeking treatment technologies that produce as little PFAS-laden solid waste as possible, a favorable trend for our AEC that generates very little PFAS-laden waste. Detection of unsafe levels of PFAS around the world has given rise to a number of market opportunities, including in drinking water, industrial wastewater, municipal wastewater, solid waste, organic foods and more.

We have successfully validated the AEC as an effective system to selectively extract and collect PFAS chemicals from contaminated water including performance testing that shows “non-detect” levels of removal, which meets new EPA standards. We have demonstrated more than 10,000 hours of continuous operation showing no materially significant degradation of the AEC system’s components or performance over time. As a modular system, we believe the AEC is scalable to small portable commercial units as well as very large commercial operations, and we believe that our engineering team has the experience to deliver systems to meet the needs of any sized commercial installation. In order to provide a full turn-key solution for our customers, we have developed an expanded offering whereby we can bundle a service package with each customer project that includes a membrane exchange program, the collection of PFAS, and transport and destruction of the PFAS.

Our strategy to market our PFAS treatment technology and related engineering services is as follows: 1) focus on demonstrating our technology’s efficacy in first demonstration projects, trials, and early customer deployments with the understanding that this early success can be leveraged to secure larger and more numerous subsequent projects, 2) market our PFAS expertise and our technology by presenting at industry events and conferences around the country, cultivating our status as “thought leaders” in the space (we are taking part in seven such events over the next three months), 3) use our network of manufacturer’s representatives and channel selling partners to maximize the number of potential opportunities with early adopters, and 4) engage in discussions with credible distribution partners at established water treatment technology companies.

The AEC’s commercial roll-out will be executed with the help of a network of sales representative organizations whose role will be to market and sell the treatment system, related equipment, and the Company’s engineering services to municipal and industrial customers across the country. We have secured channel partner agreements with several sales representative organizations ensuring coverage for most of the continental United States. In August 2022, we began engineering a comprehensive PFAS mitigation plan for client operating an industrial site. Having completed initial preliminary engineering and project budgeting, in early 2023 we delivered a proposal for a mobile commercial pilot, as well as scoping, preliminary design and budget for the building of the full-scale system. We are awaiting client feedback and engagement on the proposal. We are currently in negotiations with multiple prospective industrial and municipal customers to treat PFAS contaminated water. These opportunities include small to medium sized municipalities, waste facilities, Air Force bases, remediation sites, and industrial sites.

AROS Minimal Liquid Discharge Water Treatment

In association with Garratt-Callahan, a national industrial water treatment company, BLEST developed a “minimal liquid discharge” wastewater treatment system, called AROS, based on Garratt-Callahan’s patented technology that is able to reduce industrial wastewater discharge and therefore reduce wastewater discharge fees for customers. Garratt-Callahan is currently marketing the AROS system to its customers. BLEST will serve as the manufacturing partner and Garratt-Callahan will serve as the selling distributor to leverage their national sales force and over one hundred years of providing services and products to customers. Garratt-Callahan has identified multiple customer prospects, as has BioLargo, through its own marketing efforts. We remain confident that this innovation and partnership will find commercial success.

Advanced Oxidation System (AOS)

The Advanced Oxidation water treatment system (AOS) is our patented water treatment device that generates highly oxidative and energetic species of iodine and other molecules which allow it to eliminate pathogenic organisms and organic contaminants rapidly and effectively as water passes through the device. The key value proposition of the AOS is its ability to reduce or eliminate a wide variety of waterborne contaminants with high performance, including the normally hard-to-treat class of recalcitrant water contaminants called “micropollutants”, while using very little electricity and input chemicals.

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

Our current sales and marketing efforts for the AOS focus on: 1) domestic water and wastewater treatment markets in agriculture, pharmaceutical, and small municipal where the technology’s claims of low energy usage and proven pharmaceutical/micropollutant removal is especially valuable, and 2) opportunities to treat drinking water in Europe, where pharmaceuticals/micropollutants in water and wastewater are currently regulated in many countries. To achieve goal 2, we are focusing on cultivating partnerships with established European organizations.

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

The capital raised – $980,000 during the six months ended June 30, 2023 – is being used to build a pilot-scale production facility located in our building in Oak Ridge Tennessee in order to construct prototype batteries. These batteries will be tested to confirm energy efficiency, useful life expectancy, energy density, safety profile, number of charge/discharge cycles, and other technical claims that differentiate the battery from incumbent technologies. Batteries built based on the underlying technology a decade ago demonstrated features that far surpass comparable lithium-ion batteries, the dominant incumbent technology in the market:

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

Clyra Medical Technologies, Inc. - Bioclynse Wound Irrigation Solution

Clyra Medical Technologies, Inc. is our partially owned subsidiary creating medical products based on our technologies. It is launching a product, called Bioclynse, to be used as a surgical wound irrigation solution and to help manage patient care and outcomes. The first target market for this product is orthopedics, including for hip and knee replacements. Management believes Bioclynse outperforms competing products as it has proven performance in biofilm disruption and inhibition, is non-toxic and non-cytotoxic, is non-sensitizing to tissue, and unlike competing products, does not require it to be rinsed and/or removed from a surgical cavity.

Clyra has secured manufacturing with independent third parties, a a robust quality control system for FDA compliance, recruited a national director of sales, secured independent manufacturer’s representatives and is actively expanding these efforts to build out a national rep network. Simultaneously, Clyra is focused on developing partnerships with large, well-established distributors who can help rapidly accelerate the product’s access to clinicians and surgeons in hospitals around the country.

During the six months ended June 30, 2023, Clyra sold $1,287,000 in preferred stock to support these efforts.

Full Service Environmental Engineering

BioLargo Engineering, Science & Technologies, LLC (“BLEST”) offers full service environmental engineering to third parties and provides engineering support services to our internal teams to accelerate the commercialization of our technologies.

BLEST focuses its efforts in three areas:

●	providing engineering services to third-party clients as well as affiliated BioLargo entities;

●	supporting internal product development; and

●	advancing their own technical innovations such as the AEC PFAS treatment technology and the battery energy storage system.

BLEST operates out of an engineering facility in Oak Ridge (a suburb of Knoxville), Tennessee), and employs a group of scientists and engineers, many of whom are owners of the entity (BioLargo owns 82%). The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. Many of the other team members are also former employees of CB&I and Shaw, with the exception of more recent staff hires. The team is highly experienced across multiple industries and we believe are considered experts in their respective fields, including: chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting, project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities. The team has decades of high-level experience in the energy industry. The engineering team has also developed an extended network of trusted engineering subcontractors that assist in serving specific client projects as needed.

BLEST engineers generate revenue through services to third party clients, as well as for internal BioLargo projects such as the AEC and battery (revenues from internal projects are eliminated in the consolidation of our financial statements and are designed “intersegment revenue”). Third party contracts include ongoing work at U.S. Air Force bases for air quality control. Efforts to expand this work as well as with other clients are consistently ongoing.

Results of Operations

Our revenues increased 9% and 127% in the three and six months ended June 30, 2023, as compared with the same period in 2022. Revenues from the sale of products for the six months ended June 30, 2023, were $4,864,000, a 269% increase over the same period of 2022, primarily due to sales of the pet odor product (under the brand name “Pooph”) to our consumer-packaged goods partners at Ikigai Marketing Works, which comprised 77% of our total revenues in the six months ended June 30, 2023.

ONM Environmental

Our wholly-owned subsidiary ONM Environmental generates revenues through (i) sales of our flagship product CupriDyne Clean, including related design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and (ii) sale of private-label products to third parties, including the Pooph branded pet product.

Revenue (ONM Environmental)

ONM Environmental’s revenues increased 88% (to $1,316,000) and 274% (to $4,859,000) in the three and six months ended June 30, 2023, compared with the same periods in the prior year. The increase in revenues was almost entirely due to an increase in the volume of sales of private label odor-control products, specifically the Pooph branded pet-odor product, sold to Ikigai, which comprised 65% and 77% of ONM Environmental’s total revenues for the three and six months ended June 30, 2023. On a quarter-to-quarter basis, revenues from sales to Ikigai decreased from $3,143,385 in the first quarter of 2023 to $797,640 in the second quarter of 2023. The second quarter decrease was due to Ikigai’s purchase of initial stocking inventory in the first quarter to ready for a national rollout of Pooph at Walmart, and the resulting lack of need for product during the second quarter as that inventory was distributed. As Ikigai shifts its business model from primarily direct-to-consumer (primarily through their website and Amazon), to retailers like Walmart, we expect both continued overall growth in sales and similar fluctuations in the amount of product ordered from quarter-to-quarter. Although Ikigai management has expressed confidence in the increase of the number of retail stores nationwide, we have no control over those efforts and cannot predict their ultimate success. Any downturn in purchases of the Pooph product from Ikigai will affect our results of operations, as it did so for this quarter. (See also our risk factor titled “A significant portion of our revenue is concentrated with one customer” set forth in our Form 10-Q filed May 16, 2023.)

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM Environmental’s costs of goods decreased 7% and 0% for the three and six months ended June 30, 2023, to 39% and 47%, compared to the same periods in 2022, due to increased sales. The fluctuation in cost of goods is due to our efforts to improve margins in our private-label products, and increases in raw material costs.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s selling, general and administrative expenses increased by 2% and 11% during the three and six months ended June 30, 2023, as compared with the same period in 2022. These expenses increased due to an increase of sales and support staff. We expect these expenses to increase to add support if revenue continues to increase in the year ending December 31, 2023.

Operating Income (ONM Environmental)

ONM Environmental generated operating income of $428,000 and $1,815,000 in the three and six months ended June 30, 2023, compared to operating income of $11,000 and $18,000 for the three and six months ended June 30, 2022. The generation of operating income for the three and six months ended June 30, 2023, was entirely dependent on sale of Pooph branded products to Ikigai.

BLEST (engineering division)

Revenue (BLEST)

Our engineering segment (BLEST) generated $131,000 and $324,000 of revenue, net of intersegment revenue, in the three and six months ended June 30, 2023, compared to $616,000 and $970,000 in the three and six months ended June 30, 2022. In addition to providing engineering services to third party clients, BLEST supports BioLargo’s internal projects such as the AEC PFAS treatment system and the buildout of manufacturing facilities for the battery prototype. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements. In the three and six months ended June 30, 2023, intersegment revenue for BLEST totaled $408,000 and $578,000 and for the three and six months ended June 30, 2022, intersegment revenue for BLEST totaled $53,000 and $241,000. The decrease in BLEST’s revenue net of intersegment revenue is due to a decrease in the number of client contracts, and its focus on supporting internal projects.

Cost of Services Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted costs. In the three and six months ended June 30, 2023, cost of services were 56% and 64% of its revenues, versus 61% and 46% in the same period in 2022. These fluctuations are due to changes in the number of flat-fee monthly service accounts, as well as the recognition of deferred revenue in the three and six months ended June 30, 2022, which did not occur in the same period in 2023.

Selling, General and Administrative Expense (BLEST)

BLEST's SG&A expenses were $214,000 and $399,000, in the three and six months ended June 30, 2023, compared to $105,000 and $239,000, in the three and six months ended June 30, 2022, primarily due to increased rental costs and staff.

Operating Loss (BLEST)

BLEST incurred an operating loss of $450,000 and $818,000, in the three and six months ended June 30, 2023, compared to an operating income of $56,000 and $21,000 in the three and six months ended June 30, 2022. The increase in operating loss was due to lower third party-revenues.

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

Clyra Medical

In the three and six months ended June 30, 2023, Clyra Medical generated zero and $6,000 in revenues, had $393,000 and $825,000 in total costs and expenses which included $60,000 and $194,000 in research and development expenses, and an operating loss of $396,000 and $823,000, respectively. In the same periods in 2022, it generated zero and $17,000 in revenue, had $257,000 and $508,000 in total costs and expenses, including $26,000 and $42,000 in research and development expenses, and an operating loss of $256,000 and $496,000. We expect these losses to continue until Clyra can increase its sales of its Bioclynse wound irrigation solution.

BETI

Formed to develop and commercialize a sodium-sulfur battery technology, BETI raised $330,000 and $880,000 in investment capital in the three and six months ended June 30, 2023, respectively, did not generate revenue, and incurred $297,000 and $384,000 in expenses, respectively, primarily related to the development of battery prototypes.

Selling, General and Administrative Expense – consolidated

Our Selling, General and Administrative expense (“SG&A”) include both cash (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). Our consolidated SG&A increased in the aggregate by 3% and 13% in the three and six months ended June 30, 2023, to $1,791,000 and $3,515,000, respectively. The largest components of our SG&A expenses included (in thousands):

	Three months ended:		Six months ended:
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Salaries and payroll related	$574	$633	$1,180	$1,442
Professional fees	203	198	414	344
Consulting	186	133	384	450
Office expense	494	420	952	730
Sales and marketing	118	75	211	134
Investor relations	86	62	179	147
Board of director expense	130	68	195	178

In the three and six months ended June 30, 2023, our non-cash expenses from stock for service, stock options and warrant expense total $363,000 and $859,000, respectively, and $375,000 and $809,000 in the same periods in the prior year. Office expense included $163,000 and $307,000 of insurance expenses in the three and six months ended June 30, 2023, and $124,000 and $243,000 in the same periods in the prior year. Insurance expenses increased due to market conditions unrelated to the Company’s activities.

Research and Development

In the three and six months ended June 30, 2023, we spent $587,000 and $1,152,000, respectively, in the research and development of our technologies and products. This was an increase of 63% and 54% compared to the three and six months ended June 30, 2022. The increase is related to increased headcount and the work at BETI.

Interest expense

Our interest expense for the three and six months ended June 30, 2023, was $12,000 and $60,000, respectively, compared with $15,000 and $28,000, respectively, in the same periods in 2022. Of our total interest expense in 2023, $27,000 was paid in cash, and the remainder was comprised primarily of non-cash debt discounts related to warrants issued in conjunction with debt instruments being amortized over the life of the debt instrument; for the six months ended June 30, 2023, non-cash interest expense totaled $33,000.

Other Income and Expense

The amount of grant income increased $24,000 in the six months ended June 30, 2023, to $32,000. For the three months ended June 30, 2023, grant income was zero, compared with $3,000 in the prior year period. Grant income is primarily generated through our wholly owned Canadian subsidiary, we have been awarded more than 80 research grants over the years from various public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. Grant funds paid directly to third parties are not included as income in our financial statements.

During the three and six months ended June 30, 2022, we recorded $174,000 in income related to the forgiveness of Paycheck Protection Act loan to ONM Environmental.

Net Loss

Net loss for the three and six months ended June 30, 2023, was $1,626,000 and $2,120,000 a loss of $0.01 per share, compared to a net loss for the three and six months ended June 30, 2022, of $1,333,000 and $2,897,000, a loss of $0.01 per share, an increase of 22% and decrease of 33%, respectively. Our net loss for the three months ended June 30, 2023, increased because of the decrease in engineering service revenue and an increase in total costs and expenses, offset by the increase in product revenue. Our net loss decreased during the six months ended June 30, 2023, primarily due to the increase of product revenue, offset by a decrease of engineering service revenue and increase in total costs and expenses.

The net income (loss) per business segment is as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
BioLargo corporate	$(639)	$(929)	$(1,474)	$(2,155)
ONM	426	11	1,811	192
Clyra Medical	(404)	(265)	(840)	(512)
BLEST	(450)	56	(818)	21
BETI	(297)	--	(384)	--
BioLargo Water	(262)	(206)	(415)	(423)
Net loss	(1,626)	(1,333)	(2,120)	(2,877)

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the six months ended June 30, 2023, we generated revenues of $5,188,000 through our business segments (see Note 11), had a net loss of $2,120,000, used $1,527,000 cash in operations, and at June 30, 2023, we had working capital of $3,553,000, and current assets of $4,847,000.

During the six months ended June 30, 2023, we (i) sold $299,000 of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) (see Note 3), (ii) sold $995,000 of our common stock and warrants to accredited investors (see Notes 3 and 6), (iii) sold $1,287,000 of Clyra Medical Series A Preferred Stock (see Note 8), and (iv) sold $880,000 of BETI common stock (see Note 10). Subsequent to June 30, 2023, we continued these financing activities (see Note 13). As of June 30, 2023, our cash and cash equivalents totaled $3,575,000. Our total liabilities included a $75,000 vehicle loan, $140,000 due in U.S. Small Business Administration (SBA) loans issued pursuant to the Paycheck Protection Program (see Note 4), $150,000 due to the SBA issued pursuant to the Economic Injury Disaster program (see Note 4), and $243,000 owed by Clyra Medical due in 2024 (see Note 8). We have been, and anticipate that we will continue to be, limited in terms of our capital resources, and expect to continue to need further investment capital to fund operations. Such activities have continued subsequent to June 30, 2023.

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

Item 4.         Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended – the “Exchange Act”) as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Unit Offering

During the three months ended June 30, 2023, we sold 1,578,948 shares of our common stock and received $300,000 in gross and net proceeds from eleven accredited investors. In addition to the shares, we issued the investors six-month warrants to purchase an aggregate 1,578,948 additional shares at $0.23 per share, and five-year warrants to purchase an aggregate 1,578,948 additional shares at $0.29 per share.

Clyra Medical

During the three months ended June 30, 2023, Clyra sold 3,427 shares of its Series A Preferred Stock, and in exchange received $1,062,000 in gross and net proceeds. Purchasers of the Series A Preferred Stock also received a 3-year warrant to purchase the same number of additional shares of common stock for $372 per share. Shares of Series A Preferred Stock earn a dividend of 15% each year. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock. Accrued dividends may be converted to common stock at a conversion rate of $310 per share.

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

BETI

During the three months ended June 30, 2023, BETI sold 132,000 shares of its common stock to nine accredited investors and received $330,000 in gross and net proceeds. Each investor also entered into an agreement with BioLargo whereby the investor may exchange some or all of its shares of BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 20 trading days prior to the election to exchange. Elections must be made during calendar year 2024.

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

During the three months ended June 30, 2023, we sold 1,098,221 shares of our common stock to Lincoln Park, and received $194,000 in gross and net proceeds.

Item 6.         Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Amended and Restated Bylaws	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Certificate of Amendment to Certificate of Incorporation, filed August 30, 2022	Form 10-Q	11/14/2022
3.5	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc. (filed December 30, 2022)	Form 10-K	3/31/2023
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	$50,000 convertible note, matures March 8, 2020	Form 10-Q	5/14/2018
4.5	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.7	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.8	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.9	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018

4.10	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.11	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.12	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.13	Warrant issued in 2020 Unit Offering	Form 10-Q	8/14/2020
4.14	Amendment to $50,000 Convertible Note dated March 8, 2018	Form 10-K	3/30/2021
4.15	Warrant issued to $50,000 Convertible Noteholder on March 1, 2020	Form 10-K	3/30/2021
4.16	Satisfaction of Convertible Note dated March 8, 2018	Form 10-K	3/31/2023
10.1	Form of indemnity agreement between the Company at its officers and directors	Form 10-K	3/31/2023
10.2	License Agreement to Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.3	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.4	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.5	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.6†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.7†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.8	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.9	Form of Employment Agreement for Engineering Subsidiary	Form 8-K	9/8/2017
10.10	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.11†	Employment Agreement with Joseph L. Provenzano dated May 28, 2019	Form 8-K	6/24/2019
10.12†	Lock-Up Agreement dated May 28, 2019	Form 8-K	6/24/2019
10.13	Purchase Agreement, dated as of March 30, 2020 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	3/31/2020
10.14	Amendment dated June 30, 2020 to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	7/7/2020
10.15	Amendment dated June 30, 2020 to Consulting Agreement dated December 30, 2015 between Clyra Medical and Beach House Consulting LLC	Form 8-K	7/7/2020
10.16†	2022 Engagement Extension Agreement with CFO	Form 8-K	3/24/2022
10.17	Purchase Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	12/19/2022
10.18	Registration Rights Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	12/19/2022
10.19†	2023 Engagement Extension Agreement with CFO	Form 8-K	3/27/2023
10.20	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of Clyra Medical Series A Preferred Stock	Form 10-Q	5/17/2023

10.21	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of BioLargo Energy Technologies, Inc. common stock	Form 10-Q	5/17/2023
21.1	List of Subsidiaries of the Registrant	Form 10-Q	5/17/2023
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350		filed herewith
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2023	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: August 14, 2023	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer