Form 10-Q
period 2023-09-30
BIOLARGO, INC.
filed 2023-11-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023.

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

The number of shares of the Registrant’s Common Stock outstanding as of November 10, 2023 was 289,500,358 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2023 AND December 31, 2022

(in thousands, except for share and per share data)

	September 30, 2023	December 31,
	(unaudited)	2022
Assets
Current assets:
Cash and cash equivalents	$3,042	$1,851
Accounts receivable, net of allowance	1,453	1,064
Prepaid expenses and other current assets	74	120
Inventories, net of allowance	122	118
Total current assets	4,691	3,153

Property and equipment, net of depreciation	599	287
Other non-current assets	69	124
Investment in South Korean joint venture	15	33
Right of use, operating lease, net of amortization	777	867
Clyra Medical prepaid marketing	394	394
Total assets	$6,545	$4,858

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$889	$940
Clyra Medical accounts payable and accrued expenses	330	238
Debt obligations	66	100
Clyra Medical debt obligations	234	—
Deferred revenue	2	17
Lease liability	97	97
Customer deposits	122	184
Total current liabilities	1,740	1,576

Long-term liabilities:
Debt obligations, net of current	293	237
Lease liability, net of current	695	773
Clyra Medical debt obligations	—	261
Total long-term liabilities	988	1,271
Total liabilities	2,728	2,847

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred Series A, $0.00067 par value, 50,000,000 shares authorized, -0- shares issued and outstanding, at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00067 par value, 550,000,000 shares authorized, 288,626,570 and 278,462,706 shares issued at September 30, 2023 and December 31, 2022, respectively	193	186
Additional paid-in capital	153,406	148,435
Accumulated deficit	(146,369)	(143,594)
Accumulated other comprehensive loss	(161)	(149)
Total BioLargo Inc. and subsidiaries stockholders’ equity	7,069	4,878
Non-controlling interest	(3,252)	(2,867)
Total stockholders’ equity	3,817	2,011
Total liabilities and stockholders’ equity	$6,545	$4,858

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE Three and Nine Months Ended September 30, 2023 AND 2022

(in thousands, except for share and per share data)

(unaudited)

	Three Months		Nine Months
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues
Product revenue	$2,529	$1,216	$7,392	$2,532
Service revenue	143	284	468	1,254
Total revenue	2,672	1,500	7,860	3,786

Cost of revenue
Cost of goods sold	(1,170)	(515)	(3,533)	(1,174)
Cost of service	(67)	(233)	(261)	(720)
Gross profit	1,435	752	4,066	1,892

Selling, general and administrative expenses	2,278	1,424	5,794	4,847
Research and development	694	271	1,846	1,018
Operating loss:	(1,537)	(943)	(3,574)	(3,973)
Other (expense) income:
Interest expense	(12)	(14)	(72)	(42)
PPP loan forgiveness	—	—	—	174
Tax credit (reversal)	41	66	(14)	66
Grant income	—	44	32	51
Total other expense:	29	96	(54)	249
Net loss	(1,508)	(847)	(3,628)	(3,724)

Net loss attributable to noncontrolling interest	(308)	(343)	(853)	(340)
Net loss attributable to common shareholders	$(1,200)	$(504)	$(2,775)	$(3,384)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding:	287,943,346	270,665,820	284,559,487	265,812,188

Comprehensive loss:
Net loss	$(1,508)	$(847)	$(3,628)	$(3,724)
Foreign currency translation	1	(59)	(12)	(70)
Comprehensive loss	(1,507)	(906)	(3,640)	(3,794)
Comprehensive loss attributable to noncontrolling interest	(308)	(343)	(853)	(340)
Comprehensive loss attributable to common stockholders	$(1,199)	$(563)	$(2,787)	$(3,454)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE Three and Nine Months Ended September 30, 2023 AND 2022

(in thousands, except for share and per share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’ equity
	Shares	Amount	capital	deficit	Loss	interest	(deficit)

Balance, December 31, 2022	278,462,706	$186	$148,435	$(143,594)	$(149)	$(2,867)	$2,011
Sale of stock for cash	4,201,402	3	797	—	—	—	800
Issuance of common stock for services	930,490	1	206	—	—	—	207
Issuance of common stock in exchange for Clyra shares	527,983	—	—	—	—	—	—
Stock option compensation expense	—	—	195	—	—	—	195
Clyra Medical Technologies, Inc. (Clyra) stock options issued for services	—	—	61	—	—	—	61
Warrant issued for interest	—	—	30	—	—	—	30
Clyra – sales of Series A Preferred Stock	—	—	—	—	—	225	225
Clyra – Series A Preferred Stock – dividend	—	—	—	—	—	(27)	(27)
Biolargo Energy Technology Inc. (BETI) offering	—	—	—	—	—	550	550
Noncontrolling interest allocation	—	—	467	—	—	(467)	—
Net loss	—	—	—	(247)	—	(247)	(494)
Foreign currency translation	—	—	—	—	(6)	—	(6)
Balance, March 31, 2023	284,122,581	190	150,191	(143,841)	(155)	(2,833)	3,552
Sale of stock for cash	2,677,169	2	492	—	—	—	494
Issuance of common stock for services	420,911	—	75	—	—	—	75
Stock option compensation expense	—	—	222	—	—	—	222
Clyra Medical Technologies, Inc. (Clyra) stock options issued for services	—	—	66	—	—	—	66
Clyra – sales of Series A Preferred Stock	—	—	—	—	—	1,062	1,062
Clyra – Series A Preferred Stock – dividend	—	—	—	—	—	(45)	(45)
Biolargo Energy Technology Inc. (BETI) offering	—	—	—	—	—	330	330
Noncontrolling interest allocation	—	—	1,461	—	—	(1,461)	—
Net loss	—	—	—	(1,328)	—	(298)	(1,626)
Foreign currency translation	—	—	—	—	(7)	—	(7)
Balance, June 30, 2023	287,220,661	192	152,507	(145,169)	(162)	(3,245)	4,123
Sale of stock for cash	1,190,223	1	202	—	—	—	203
Issuance of common stock for services	215,686	—	37	—	—	—	37
Stock option compensation expense	—	—	680	—	—	—	680
Clyra Medical Technologies, Inc. (Clyra) stock options issued for services	—	—	45	—	—	—	45
Clyra Medical Technologies, Inc. (Clyra) stock option exercise	—	—	3	—	—	—	3
Clyra – sales of Series A Preferred Stock	—	—	—	—	—	288	288
Clyra – Series A Preferred Stock – dividend	—	—	—	—	—	(80)	(80)
Biolargo Energy Technology Inc. (BETI) offering	—	—	—	—	—	25	25
Noncontrolling interest allocation	—	—	(68)	—	—	68	—
Net loss	—	—	—	(1,200)	—	(308)	(1,508)
Foreign currency translation	—	—	—	—	1	—	1
Balance, September 30, 2023	288,626,570	$193	$153,406	$(146,369)	$(161)	$(3,252)	$3,817

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’ equity
	Shares	Amount	capital	deficit	Loss	interest	(deficit)

Balance, December 31, 2021	255,893,726	$171	$143,718	$(139,121)	$(115)	$(3,720)	$933
Sale of stock for cash	6,703,789	4	1,198	—	—	—	1,202
Issuance of common stock for services	86,752	—	17	—	—	—	17
Stock option compensation expense	—	—	660	—	—	—	660
Clyra Medical Technologies, Inc. (Clyra) stock options issued for services	—	—	141	—	—	—	141
Noncontrolling interest allocation	—	—	(528)	—	—	528	—
Net loss	—	—	—	(1,652)	—	108	(1,544)
Foreign currency translation	—	—	—	—	(8)	—	(8)
Balance, March 31, 2022	262,684,267	175	145,206	(140,773)	(123)	(3,084)	1,401
Sale of stock for cash	5,011,570	4	944	—	—	—	948
Issuance of common stock for services	340,891	—	59	—	—	—	59
Stock option compensation expense	—	—	234	—	—	—	234
Clyra Medical Technologies, Inc. (Clyra) stock options issued for services	—	—	82	—	—	—	82
Noncontrolling interest allocation	—	—	(103)	—	—	103	—
Net loss	—	—	—	(1,228)	—	(105)	(1,333)
Foreign currency translation	—	—	—	—	(3)	—	(3)
Balance, June 30, 2022	268,036,728	179	146,422	(142,001)	(126)	(3,086)	1,388
Sale of stock for cash	6,207,084	4	1,113	—	—	—	1,117
Issuance of common stock for services	378,828	1	95	—	—	—	96
Stock option compensation expense	—	—	253	—	—	—	253
Clyra Medical Technologies, Inc. (Clyra) stock options issued for services	—	—	85	—	—	—	85
Noncontrolling interest allocation	—	—	(498)	—	—	498	—
Net loss	—	—	—	(504)	—	(343)	(847)
Foreign currency translation	—	—	—	—	(59)	—	(59)
Balance, September 30, 2022	274,622,640	$184	$147,470	$(142,505)	$(185)	$(2,931)	$2,033

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE Nine Months Ended September 30, 2023 AND 2022

(in thousands, except for share and per share data)

(unaudited)

	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net loss	$(3,628)	$(3,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	1,269	1,455
Common stock issued for services	319	172
Bad debt expense	101	—
Excess and obsolete inventory	54	—
Amortization of right-of-use operating lease assets	90	—
Interest expense related to amortization of the discount on note payable	3	13
Fair value of warrant issued for interest	30	—
PPP loan forgiveness	—	(174)
Loss on investment in South Korean joint venture	18	15
Depreciation expense	94	28
Changes in assets and liabilities:
Accounts receivable	(490)	(371)
Inventories	(58)	(19)
Prepaid expenses and other assets	101	(85)
Accounts payable and accrued expenses	(52)	(40)
Clyra accounts payable and accrued expenses	(59)	(20)
Deferred revenue	(15)	(83)
Lease liability, net	(78)	—
Customer deposits	(62)	30
Net cash used in operating activities	(2,363)	(2,803)
Cash flows from investing activities
Equipment purchases	(332)	(164)
Net cash used in investing activities	(332)	(164)
Cash flows from financing activities
Proceeds from sale of common stock	1,497	3,267
Proceeds from sale of BETI common stock	905	—
Repayment of note payable and vehicle loan	(55)	—
Repayment by Clyra on inventory line of credit	(27)	(24)
Proceeds from sale of Clyra Medical preferred stock	1,575	100
Proceeds from Clyra Medical stock option exercise	3	—
Net cash provided by financing activities	3,898	3,343
Net effect of foreign currency translation	(12)	(70)
Net change in cash	1,191	306
Cash at beginning of year	1,851	962
Cash at end of period	$3,042	$1,268
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$39	$11
Income taxes	$—	$—
Short-term lease payments not included in lease liability	$43	$90
Non-cash investing and financing activities
Equipment added using capital lease	$80	$—
Right of use	$—	$433
Allocation of noncontrolling interest	$1,860	$1,129
Preferred Series A dividend	$152	$—

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

Organization

We are a Delaware corporation formed in 1991. We have six wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc., organized under the laws of the State of California in 2009; BioLargo Equipment and Technologies, Inc., organized under the laws of the State of California in 2022; BioLargo Water, Inc. (“Water”), organized under the laws of Canada in 2014; BioLargo Equipment and Solutions Technologies, Inc., organized under the laws of the State of California in 2022; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 53% of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012 (see Note 8), 82% of BioLargo Engineering Science and Technologies, LLC (“BLEST”), organized under the laws of the State of Tennessee in 2017 (see Note 9), and 96% of BioLargo Energy Technologies, Inc. (“BETI”) organized under the laws of the State of California in 2022 (see Note 10). We consolidate the financial statements of our partially owned subsidiaries (see Note 2, subheading “Principles of Consolidation,”).

Liquidity / Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the nine months ended September 30, 2023, we generated revenues of $7,860,000 through our business segments (see Note 11), had a net loss of $3,628,000, used $2,363,000 cash in operations, and at September 30, 2023, we had working capital of $2,951,000, and current assets of $4,691,000.

During the nine months ended September 30, 2023, we sold (i) $502,000 of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) (see Note 3), (ii) $995,000 of our common stock and warrants to accredited investors (see Notes 3 and 6), (iii) $1,575,000 of Clyra Medical Series A Preferred Stock (see Note 8), and (iv) $905,000 of BETI common stock (see Note 10). Subsequent to September 30, 2023, we continued selling stock to Lincoln Park (see Note 13). As of September 30, 2023, our cash and cash equivalents totaled $3,042,000. Our total liabilities included a $71,000 vehicle loan, $140,000 due in U.S. Small Business Administration (SBA) loans issued pursuant to the Paycheck Protection Program (see Note 4), $148,000 due to the SBA issued pursuant to the Economic Injury Disaster program (see Note 4), and $234,000 owed by Clyra Medical due in 2024 (see Note 8). We have been, and anticipate that we will continue to be, limited in terms of our capital resources, and expect to continue to need further investment capital to fund operations.

If we are unable to rely on our current arrangement with Lincoln Park to fund our working capital requirements, we will have to rely on other forms of financing, and there is no assurance that we will be able to do so, or if we do so, it will be on favorable terms.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to continue to raise funds through stock sales to Lincoln Park or other private financings, or attain a reasonable threshold of operating efficiencies and achieve profitable operations. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

As of September 30, 2023, and December 31, 2022, our cash balances were made up of the following (in thousands):

	September 30, 2023	December 31, 2022
BioLargo, Inc. and subsidiaries	$2,280	$1,681
Clyra Medical Technologies, Inc.	762	170
Total	$3,042	$1,851

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

Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A provision to the allowances for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, and the Company’s historical experience. Provisions to the allowances for doubtful accounts for expected credit losses are recorded to general and administrative expenses. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of September 30, 2023, and December 31, 2022, the allowance for doubtful accounts for expected credit losses was $113,000 and $12,000, respectively.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the three and nine months ended September 30, 2023 and 2022, the following customers accounted for more than 10% of consolidated revenues:

	Three Months		Nine Months
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Customer A	74%	4%	76%	44%
Customer B	<10%	<10%	<10%	14%
Customer C	<10%	<10%	<10%	<10%

At September 30, 2023, one customer accounted for more than 10% of consolidated accounts receivable, and at December 31, 2022, three customers accounted for more than 10% of consolidated accounts receivable:

	September 30, 2023	December 31, 2022
Customer A	67%	11%
Customer B	<10%	31%
Customer D	<10%	15%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of  September 30, 2023, and December 31, 2022, was $212,000 and $158,000, respectively. Inventories consisted of (in thousands):

	September 30, 2023	December 31, 2022
Raw material	$78	$46
Finished goods	44	74
Total	$122	$120

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

	September 30, 2023	December 31, 2022
Patents	$34	$34
Security deposits	35	35
Tax credit receivable	—	55
Total	$69	$124

Equity Method of Accounting

On March 20, 2020, we invested $100,000 into a South Korean entity (Odin Co. Ltd., “Odin”) pursuant to a Joint Venture agreement we had entered into with BKT Co. Ltd. and its U.S. based subsidiary, Tomorrow Water. We received a 40% non-dilutive equity interest, and BKT and Tomorrow Water each received 30% equity interests for an aggregate $150,000 investment.

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheet and record an increase or decrease of the recorded balance by our percentage ownership of the profits or losses in the joint venture. The joint venture has incurred a loss since inception and our 40% ownership share reduced our investment interest. For the three and nine months ended September 30, 2023, the reduction of our investment interest totaled $6,000 and $18,000, respectively, and for the same periods in 2022, reduced our investment interest $15,000 and $23,000, respectively.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized.  The impairment loss is measured based on the fair value of the asset.  Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. There were no impairment losses related to intangible assets during the three or nine months ended September 30, 2023 or 2022.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if convertible notes payable, stock options and warrants were exercised into common stock. For the three and nine months ended September 30, 2023, and 2022, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the Company’s net loss which creates an anti-dilutive effect of the convertible notes payable, warrants and stock options.

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

The following methodology and assumptions were used to calculate share-based compensation for the nine months ended September 30, 2023, and 2022:

	2023		2022
	Non Plan	2018 Plan	Non Plan	2018 Plan
Risk free interest rate	4.15%	3.48 - 4.15%	2.32 - 3.83%	2.32 - 3.83%
Expected volatility	112%	112 - 114%	115 - 117%	115 - 117%
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Life in years	10	10	10	10

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

The Company has outstanding contract liability obligations of $2,000 as of September 30, 2023, recorded as deferred revenue. We recognized $15,000 in revenue and reduced the deferred revenue balance by the same amount as performance obligations were satisfied in the nine months ended September 30, 2023. The outstanding balance will be recognized over the remaining life of the contracts. Our Canadian subsidiary had a customer deposit outstanding at September 30, 2023, totaling $111,000, that was awarded as part of a grant for a particular project that has been delayed.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by generally accepted accounting principles (“GAAP”). Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. Management believes there are no unrecognized tax benefits or uncertain tax positions as of September 30, 2023, and December 31, 2022.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of September 30, 2023, and December 31, 2022. Accordingly, a 100% valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments as of September 30, 2023, and December 31, 2022 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, line of credit, and other assets and liabilities. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

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

During the three months ended  September 30, 2023, our subsidiary, Clyra, received $41,000 of Employ Retention Tax Credits.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Leases

At inception of a lease contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. We have no leases classified as finance leases. As of September 30, 2023, the weighted average remaining lease term for our operating leases was nine years.  For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, management estimates the incremental borrowing rate, which currently is estimated to be 18%. Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Lease components are included in the measurement of the initial lease liability. Additional payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability. Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.

As of September 30, 2023, the right-of-use assets totaled $777,000 and the lease liability totaled $792,000 on our balance sheet related to our operating leases.

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

During the three and nine months ended September 30, 2023, we sold 1,190,223 and 2,833,846 shares of our common stock to Lincoln Park, and received $203,000 and $502,000, respectively, in gross and net proceeds.

During the three and nine months ended September 30, 2022, pursuant to a prior (similar) arrangement, we sold 2,440,958 and 4,353,919 shares of our common stock to Lincoln Park, and received $485,000 and $903,000, respectively, in gross and net proceeds.

Unit Offerings

We did not sell any shares in our Unit Offerings during the three months ended September 30, 2023. During the nine months ended September 30, 2023, we sold 5,234,948 shares of our common stock and received $995,000 in gross and net proceeds from accredited investors. In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares. (See Note 6, “Warrants Issued in Unit Offering”.)

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

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of September 30, 2023, and December 31, 2022 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 8, “Debt Obligations of Clyra Medical”).

	September 30, 2023	December 31, 2022
Current portion of debt:
SBA Paycheck Protection Program loan	$43	$43
Vehicle loan, current portion	13	—
Convertible note payable, matures March 1, 2023	—	50
SBA EIDL Loan, matures July 2050, current portion	10	10
Debt discount, net of amortization	—	(3)
Total current portion of debt	$66	$100

Long-term debt:
SBA Paycheck Protection Program loans, matures May 2025	$97	$97
Vehicle loan, matures March 2029	58	—
SBA EIDL Loan, matures July 2050	138	140
Total long-term debt, net of current	$293	$237

Total	$359	$337

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three and nine months ended September 30, 2023, we recorded $12,000 and $72,000, respectively, of interest expense related to the amortization of discounts on convertible notes payable and coupon interest from our convertible notes and lines of credit.

For the three and nine months ended September 30, 2022, we recorded $14,000 and $42,000, respectively, of interest expense related to the amortization of discounts on convertible notes payable and coupon interest from our convertible notes and lines of credit.

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

SBA Program Loans

On  February 7, 2022, we received notice that the SBA had forgiven $174,000 of the ONM Environmental $217,000 Paycheck Protection Program (PPP) loan. As of September 30, 2023, the outstanding balance on this loan totals $43,000. The partial forgiveness decision has been appealed, and during such time, loan payments are deferred.

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

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for Services

Payment of Officer Salaries

On September 30, 2023, two officers agreed to convert an aggregate $12,000 of accrued and unpaid salary into 69,563 shares of our common stock at $0.17 per share. On June 30, 2023, an officer agreed to convert an aggregate $12,000 of accrued and unpaid salary into 68,541 shares of our common stock at $0.18 per share.  On March 31, 2023, an officer agreed to convert an aggregate $6,000 of accrued and unpaid salary into 30,747 shares of our common stock at $0.20 per share.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payment of Consultant and Vendor Fees

On  September 30, 2023, we issued 146,123 shares of our common stock at $0.17 per share in lieu of $25,000 of accrued and unpaid obligations to consultants and vendors. On  June 30, 2023, we issued 352,370 shares of our common stock at $0.18 per share in lieu of $63,000 of accrued and unpaid obligations to consultants and vendors. On  March 31, 2023, we issued 899,743 shares of our common stock at $0.20 per share in lieu of $201,000 of accrued and unpaid obligations to consultants and vendors.

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

Stock Option Expense

During the three and nine months ended September 30, 2023, we recorded an aggregate $725,000 and $1,269,000, and during the three and nine months ended September 30, 2022, we recorded an aggregate $338,000 and $1,455,000, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2018 Equity Incentive Plan, and outside of this plan. Included in these totals is option expense related to issuances by our subsidiary, Clyra Medical, totaling $45,000 and $172,000 in the three and nine months ended September 30, 2023, and $85,000 and $308,000 in the three and nine months ended September 30, 2022. (See Note 8.)

2018 Equity Incentive Plan

On June 22, 2018, our stockholders adopted the BioLargo 2018 Equity Incentive Plan (“2018 Plan”) as a means of providing our directors, key employees, and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 22, 2028. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The total number of shares reserved and available for awards pursuant to this Plan as of the date of adoption of this 2018 Plan by the Board is 40 million shares. The number of shares available to be issued under the 2018 Plan increases automatically each January 1st by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of September 30, 2023, 50,000,000 shares are authorized under the plan.

Activity for our stock options under the 2018 Plan during the nine months ended September 30, 2023, and 2022, is as follows:

	Options Outstanding	Exercise Price per share	Weighted Average Price per share	Aggregate intrinsic Value(1)
Balance, December 31, 2022	28,484,549	$0.12 – 0.43	$0.19
Granted	8,219,920	0.17 – 0.20	$0.18
Balance, September 30, 2023	36,704,469	0.12 – 0.43	$0.19
Unvested	(4,648,922)	0.12 – 0.27	$0.15
Vested, September 30, 2023	32,055,547	0.12 – 0.43	$0.19	$278,000

Balance, December 31, 2021	23,186,142	0.16 – 0.43	$0.19
Granted	4,748,212	0.18 – 0.27	$0.22
Balance, September 30, 2022	27,934,354	0.12 – 0.43	$0.19

(1) – Aggregate intrinsic value based on closing common stock price of $0.17 at September 30, 2023.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The options granted to purchase 8,219,920 shares during the nine months ended September 30, 2023 with an aggregate fair value of $1,370,000 were issued to an officer, board of directors, employees and a consultant. The exercise price for all options were issued on their respective grant date of March 31, 2023 ($0.20 per share) and June 30, 2023 ($0.18 per share) and September 30, 2023 ($0.17 per share): (i) we issued options to purchase 1,565,858 shares of our common stock to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $266,000; (ii) we issued options to purchase 1,784,140 shares of our common stock to employees as part of an employee retention plan; the fair value of employee retention plan options totaled $306,000 and will vest quarterly over four years as long as they are retained as employees; (iii) we issued options to purchase 4,069,922 shares of our common stock to consultants in lieu of cash and for expiring options totaling $657,000, and (iv) we issued 800,000 options to our Chief Financial Officer with a fair value of $141,000 (see “Chief Financial Officer Contract Extension” immediately below). Of the 800,000 issued to the CFO, 500,000 were issued for expiring options. All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

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

Activity for our stock options under the 2007 Plan for the nine months ended September 30, 2023 and 2022 is as follows:

	Options Outstanding	Exercise price per share	Weighted Average Price per share	Aggregate intrinsic Value(1)
Balance, December 31, 2022	1,904,085	$0.28 – 0.69	$0.56
Expired	(340,000)	0.28 - 0.30	0.30
Balance, September 30, 2023	1,564,085	0.28 – 0.69	$0.61	$—

Balance, December 31, 2021	2,879,246	0.23 – 0.94	$0.49
Expired	(975,161)	0.28 - 0.35	0.36
Balance, September 30, 2022	1,904,085	$0.24 – 0.94	$0.56

(1) – Aggregate intrinsic value based on closing common stock price of $0.17 at September 30, 2023.

Non-Plan Options

Activity of our non-plan stock options issued for the nine months ended September 30, 2023 and 2022 is as follows:

	Non-plan Options outstanding	Exercise price per share	Weighted averageprice per share	Aggregate intrinsic Value(1)
Balance, December 31, 2022	19,023,829	$0.12 – 0.83	$0.39
Granted	60,040	0.18 – 0.20	0.20
Expired	(1,205,550)	0.30	0.30
Balance, September 30, 2023	17,878,319	$0.12 – 0.83	$0.39
Unvested	(507,500)	0.45	0.45
Vested, September 30, 2023	17,370,819	$0.12 – 0.83	$0.39	$28,000

Balance, December 31, 2021	20,119,207	$0.17 – 1.00	$0.41
Granted	105,797	0.23 - 0.27	0.26
Balance, September 30, 2022	20,225,004	$0.17 – 1.00	$0.39

(1) – Aggregate intrinsic value based on closing common stock price of $0.17 at September 30, 2023.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended September 30, 2023, we issued options to purchase an aggregate 60,040 shares of our common stock at prices on the grant date ranging $0.18 – $0.20 per share to vendors for fees for services. The fair value of the options issued totaled an aggregate $11,000 and is recorded in our selling, general and administrative expense.

During the nine months ended  September 30, 2022, we issued options to purchase 105,797 shares of our common stock at prices on the grant date ranging $0.23 – $0.27 per share to a vendor for services. The fair value of these options total $36,000 and is recorded in our selling, general and administrative expense.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Warrants outstanding	Exercise price per share	Weighted average price per share	Aggregate intrinsic value(1)
Balance, December 31, 2022	49,023,398	$0.13 – 1.00	$0.26
Granted	10,669,896	0.21 – 0.29	0.26
Expired	(11,313,584)	0.10 - 0.48	0.23
Balance, September 30, 2023	48,379,710	$0.13 – 1.00	$0.27	$18,000

Balance, December 31, 2021	36,765,502	$0.16 – 1.00	$0.27
Granted	27,137,048	0.20 – 0.29	0.23
Expired	(10,273,722)	0.19 – 0.48	0.25
Balance, September 30, 2022	53,628,828	$0.14 – 1.00	$0.26

(1) – Aggregate intrinsic value based on closing common stock price of $0.17 at September 30, 2023.

Warrants issued in Unit Offerings

During the nine months ended September 30, 2023, pursuant to our Unit Offerings (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 5,234,948 shares of our common stock at $0.23 per share, and five-year stock purchase warrants to purchase an aggregate 5,234,948 shares of our common stock at $0.29 per share. The fair value of these warrants totaled $913,000.

During the nine months ended  September 30, 2022, pursuant to our Unit Offerings (see Note 3), we issued nine-month stock purchase warrants to purchase an aggregate 13,568,524 shares of our common stock at $0.19 - $0.23 per share, and five-year stock purchase warrants to purchase an aggregate 13,568,524 shares of our common stock at $0.24 - $0.33 per share. The fair value of these warrants totaled $2,898,000.

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

	2023	2022
Risk free interest rate	3.88 – 4.27%	3.69 – 3.88%
Expected volatility	40 – 95%	40%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	.5 – 5	3

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

As of September 30, 2023, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	Water	BETI	Intercompany amounts	Totals
Accounts payable	$208	$417	$5	$91	$31	$(82)	$670
Accrued payroll	40	85	69	—	—	—	194
Accrued interest	25	—	—	—	—	—	25
Total							$889

As of December 31, 2022, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	Water	Intercompany amounts	Totals
Accounts payable	$187	$486	$7	$119	$(82)	$717
Accrued payroll	20	58	120	—	—	198
Accrued interest	25	—	—	—	—	25
Total						$940

See Note 8, “Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

Note 8. Noncontrolling Interest – Clyra Medical

As discussed in Note 2 above, we consolidate the operations of our partially owned subsidiary Clyra Medical.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Line of Credit

On June 30, 2020, Clyra Medical entered into a Revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC committed to provide a $1,000,000 inventory line of credit. Since inception, Clyra Medical received $260,000 in draws and made repayments totaling $126,000. Clyra issued Vernal Bay 322 shares of its common stock as a commitment fee for the line of credit, valued at $70,000. A security agreement of the same date grants Vernal Bay a security interest in Clyra’s inventory, as that term is defined in the Uniform Commercial Code. Clyra may prepay the note at any time.

On December 13, 2022, Clyra Medical entered into an amendment of the Revolving Line of Credit Agreement whereby the maturity date of the line of credit was extended to September 30, 2024, and the payment terms were modified such that amounts of principal due in each month are capped at a maximum of 15% of the principal amount then due under the note. Additionally, BioLargo agreed to allow Vernal Bay to elect to convert, any time prior to the note’s maturity date, the 322 shares of Clyra common stock it received as consideration for the line of credit into shares of Biolargo common stock at the then market price of BioLargo’s common stock. On January 9, 2023, Vernal Bay elected to convert Clyra shares to 527,983 BioLargo shares of common stock.

As of September 30, 2023, the balance outstanding on this line of credit totals $134,000. As of December 31, 2022, the balance outstanding on this line of credit totaled $161,000.

Equity Transactions

As of September 30, 2023, Clyra had 99,501 shares issued and outstanding, of which 92,035 were common shares, and 7,466 were preferred shares. As of December 31, 2022, Clyra had 91,145 shares issued and outstanding, of which 89,070 were common shares, and 2,075 were preferred shares. As of September 30, 2023, of the outstanding amount, BioLargo owned 51,571 common shares and 1,660 Series A Preferred shares.  As of December 31, 2022, of the outstanding amount, BioLargo owned 51,571 common shares and 1,352 Series A Preferred shares.

BioLargo Conversion of Intercompany Balances

In July 2023, BioLargo converted $96,000 owed to it by Clyra into 308 shares of Clyra Series A preferred shares.  On March 2, 2022, BioLargo converted $633,000 owed to it by Clyra into 2,042 shares of Clyra common stock.

Sales of Series A Preferred Stock

During the three months ended September 30, 2023, Clyra sold 928 shares of its Series A Preferred Stock, and in exchange received $288,000 in gross and net proceeds from seven accredited investors. During the nine months ended September 30, 2023, Clyra sold 5,081 shares of its Series A Preferred Stock, and in exchange received $1,575,000 in gross and net proceeds from 35 accredited investors. Purchasers of the Series A Preferred Stock also received a 3-year warrant to purchase the same number of additional shares of common stock for $372 per share. The fair value of the warrants issued totaled $410,000 and is limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the Series A Preferred Stock. Shares of Series A Preferred Stock earn a dividend of 15% each year, compounding annually; the company is under no obligation to pay such dividends in cash, and such dividends automatically convert to common stock upon conversion of the Series A Preferred Stock to common stock. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock, and automatically convert upon the completion of a public offering of shares in which at least $5,000,000 of gross proceeds is received by the company. Accrued dividends may be converted to common stock at a conversion rate of $310 per share.

Each investor also entered into an agreement with BioLargo whereby the investor may exchange some or all of its Series A Preferred stock, plus accrued dividends, into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 30 prior trading days. Elections may made beginning January 1, 2025, and ending on June 30, 2026.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Clyra Stock Options

	Clyra Options Outstanding	Exercise price per share	Weighted average price per share

Balance, December 31, 2022	15,833	$1.00 – 310	$5.53
Exercised	(2,964)	$1.00	$1.00
Granted	1,215	1.00 – 271	171.99
Balance, September 30, 2023	14,084	$1.00 – 310	$20.85

Balance, December 31, 2021	14,004	$1.00	$1.00
Granted	1,403	1.00	1.00
Balance, September 30, 2022	15,407	$1.00	$1.00

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis.  The fair value of the options issued totaled $45,000 and $172,000 in the three and nine months ended September 30, 2023, and $85,000 and $308,000 in the three and nine months ended September 30, 2022. The Black-Scholes model is used to calculate the initial fair value, assuming a stock price on date of grant of $271 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

During the three months ended September 30, 2023, two option holders elected to exercise their stock options; Clyra received $2,964 and issued 2,964 shares of its common stock.

	September 30, 2023	December 31, 2022
Risk free interest rate	3.48 – 4.15%	2%
Expected volatility	40 – 49%	40%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	10	10

Accounts Payable and Accrued Expenses

At September 30, 2023, and December 31, 2022, Clyra had the following accounts payable and accrued expenses (in thousands):

Category	2023	2022
Accounts payable	$158	$186
Accrued payroll	12	45
Accrued interest	8	7
Accrued dividend	152	—
Total	$330	$238

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

Note 10. BioLargo Energy Technologies, Inc.

BioLargo Energy Technologies, Inc. (“BETI”) was formed for the purpose of commercializing a sodium-sulfur battery technology. BioLargo purchased 9,000,000 shares of its common stock upon its formation, and was its sole stockholder.

During the three months ended September 30, 2023, BETI sold 10,000 shares of its common stock to one accredited investor and received $25,000 in gross and net proceeds. During the nine months ended September 30, 2023, BETI sold 467,000 shares of its common stock to 16 accredited investors, and in exchange received gross and net proceeds totaling $1,005,000. Of that amount, $100,000 in shares were purchased by BioLargo. Each investor also entered into an agreement with BioLargo whereby the investor may exchange some or all of its shares of BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 20 trading days prior to the election to exchange. Elections must be made during calendar year 2024.

As of September 30, 2023, BETI had 9,467,000 issued and outstanding shares, of which BioLargo holds 9,050,000.

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

The segment information for the three and nine months ended September 30, 2023, and 2022, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
BioLargo corporate	$—	$2	$—	$4
ONM Environmental	2,513	1,199	7,374	2,499
BLEST	843	401	1,742	1,613
BETI	—	—	—	—
Water	22	1	31	1
Clyra Medical	14	17	20	34
Intersegment revenue	(720)	(120)	(1,307)	(365)
Total	$2,672	$1,500	$7,860	$3,786

Research and development expense
BioLargo corporate	$(234)	$(140)	$(665)	$(570)
ONM Environmental	(14)	—	(14)	—
BLEST	(433)	(100)	(971)	(288)
BETI	(537)	—	(840)	—
Water	(128)	(119)	(401)	(446)
Clyra Medical	(68)	(31)	(262)	(73)
Intersegment R&D	720	119	1,307	359
Total	$(694)	$(271)	$(1,846)	$(1,018)

Operating income (loss)
BioLargo corporate	$(797)	$(783)	$(2,230)	$(2,925)
ONM Environmental	969	400	2,786	418
BLEST	(568)	(179)	(1,388)	(158)
BETI	(559)	—	(943)	—
Water	(155)	(141)	(549)	(572)
Clyra Medical	(427)	(240)	(1,250)	(736)
Total	$(1,537)	$(943)	$(3,574)	$(3,973)

Interest income (expense)
BioLargo corporate	$(3)	$(6)	$(43)	$(18)
ONM Environmental	(1)	—	(5)	—
Clyra Medical	(8)	(8)	(25)	(24)
Water	—	—	1	—
Total	$(12)	$(14)	$(72)	$(42)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2023	BioLargo	ONM	Clyra	BLEST	Water	BETI	Elimination	Total
Tangible assets	$579	$3,300	$1,202	$480	$89	$144	$(41)	$5,753
Right of use leased asset	72	—	—	705	—	—	—	777
Investment in South Korean joint venture	15	—	—	—	—	—	—	15
Total	$666	$3,300	$1,202	$1,185	$89	$144	$(41)	$6,545

As of December 31, 2022	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$669	$2,064	$631	$441	$194	$(41)	$3,958
Right of use	136	—	—	731	—	—	867
Investment in South Korean joint venture	33	—	—	—	—	—	33
Total	$838	$2,064	$631	$1,172	$194	$(41)	$4,858

Note 12. Commitments and Contingencies

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. Short-term leases less than one-year are not included in our analysis. For the three and nine months ended September 30, 2023, rental expense was $88,000 and $254,000; for the three and nine months ended September 30, 2022, rental expense was $59,000 and $228,000. The lease of our Westminster facility expires August 2024. Management has not yet determined whether it will exercise its option to extend the lease four years; therefore the four-year extension is not included in the analysis. In September 2022, the lease of our Oak Ridge, Tennessee facility was extended for ten years. The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.

Note 13. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this quarterly report and management noted the following for disclosure.

Lincoln Park Capital Purchase of Shares

From October 1, 2023, through November 13, 2023, we sold 873,788 shares of common stock to Lincoln Park pursuant to the 2022 LPC Purchase Agreement (see Note 3) and received $142,000 in gross and net proceeds. These sales were registered with the SEC on Form S-1 (file number 333-268973).

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2023, unless expressly stated otherwise, and we undertake no duty to update this information.

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

●	Long-duration energy storage (LDES) battery solutions, being developed by our subsidiary BioLargo Energy Technologies, Inc. (97% owned by BioLargo, Inc.);

●	Medical products based on our technologies, including the FDA-cleared Bioclynse surgical wound irrigation solution sold by our partially owned subsidiary Clyra Medical Technologies, Inc.; and

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

Odor Control (Consumer and Industrial)

Pooph - Consumer Private-Label Products

We sell the Pooph branded pet odor-control product to Ikigai Marketing Works, LLC, ("Ikigai") pursuant to license and manufacturing agreements. Ikigai advertises and sells Pooph to consumers and major retailers, including Walmart, Amazon, and Chewy.com, and is currently expanding to more than a dozen large retailers. Our agreement with Ikigai grants them an exclusive license to sell the Pooph pet odor-control product, and requires, in addition to purchasing product from us at an agreed-upon manufacturing margin, they pay us six percent of their sales.

During the nine months ended September 30, 2023, revenue from Ikigai comprised 77% of our company-wide revenue.

Ikigai management informs us that they are shifting focus in their advertising from direct-to-consumer to driving sales to national retailers, and that they expect to secure contracts for more than 20,000 retail stores by the end of 2023, representing an approximately ten times increase in the number of stores carrying the product as were at June 30, 2023.

Industrial Odor and VOC Solutions

ONM Environmental, Inc. is BioLargo’s subsidiary that delivers robust and comprehensive products and services to control and mitigate odor and volatile organic compounds (“VOCs”) emitted from a variety of industrial activities, including landfills and other waste handling facilities. Its flagship product – CupriDyne® Clean – is delivered through misting systems, sprayers, water trucks and similar water delivery systems designed, manufactured and installed by ONM. We believe the product is the number-one performing odor-control product in the market, and that it offers substantial savings to our customers compared with competing products. ONM Environmental holds General Engineering, Electrical, Plumbing and Low Voltage contractor licenses issued by the California Contractors State License Board, and offers a menu of services to landfills, transfer stations, wastewater treatment facilities as well as facilities in non-waste related industries. These services include engineering design, construction, installation, ongoing maintenance and on-site support services to assist our clients in the implementation and continued use of the various systems that deliver our liquid products in the field (such as misting systems).

We have been and expect to continue selling product to the largest solid waste handling companies in the country, with a portion of chemistry product sales resulting from national purchasing agreements (NPAs), and are also serving municipalities. ONM Environmental continues to focus on securing more contracts with existing customers, and developing new business. ONM also onboarded two new wastewater treatment plant customers, as well as one more manufacturing facility customer, representing encouraging advancements in expanding into non-solid-waste markets.

In addition to its goal to keep growing its revenues organically through the sale of odor and VOC control chemistry and air quality control systems to its primary market segment (municipal solid waste handling in California), ONM Environmental aims to accelerate its growth through development of new sales and distribution channels without being limited by our own sales and distribution infrastructure, such as through our partnership with Ikigai Marketing Works, LLC (see “Pooph - Consumer Private-Label Products” above).

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

Our strategy to market our PFAS treatment technology and related engineering services is as follows: 1) focus on demonstrating our technology’s efficacy in first demonstration projects, trials, and early customer deployments with the understanding that this early success can be leveraged to secure larger and more numerous subsequent projects, 2) market our PFAS expertise and our technology by presenting at industry events and conferences around the country, cultivating our status as “thought leaders” in the space, 3) use our network of manufacturer’s representatives and channel selling partners to maximize the number of potential opportunities with early adopters, and 4) engage in discussions with credible distribution partners at established water treatment technology companies.

The AEC’s commercial roll-out is being executed with the help of a network of sales representative organizations whose role will be to market and sell the treatment system, related equipment, and the Company’s engineering services to municipal and industrial customers across the country. We have secured channel partner agreements with several sales representative organizations ensuring coverage for most of the continental United States. We are currently in negotiations with multiple prospective industrial and municipal customers to treat PFAS contaminated water. These opportunities include small to medium sized municipalities, waste facilities, Air Force bases, remediation sites, and industrial sites. We have recently commenced work on a project to remove PFAS from a municipal drinking water supply in New Jersey using our AEC technology.

AROS Minimal Liquid Discharge Water Treatment

In association with Garratt-Callahan, a national industrial water treatment company, our engineers developed a “minimal liquid discharge” wastewater treatment system, called AROS, based on Garratt-Callahan’s patented technology that is able to reduce industrial wastewater discharge and therefore reduce wastewater discharge fees for customers. Garratt-Callahan is currently marketing the AROS system to its customers. BLEST will serve as the manufacturing partner and Garratt-Callahan will serve as the selling distributor to leverage their national sales force and over one hundred years of providing services and products to customers. Garratt-Callahan has identified multiple customer prospects, as has BioLargo, through its own marketing efforts. We remain confident that this innovation and partnership will find commercial success, as we are in contract negotiations with prospective customers.

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

Our current sales and marketing efforts for the AOS focus on: 1) domestic water and wastewater treatment markets in agriculture, pharmaceutical, and small municipal where the technology’s claims of low energy usage and proven pharmaceutical/micropollutant removal is especially valuable, and 2) opportunities to treat drinking water in Europe, where pharmaceuticals/micropollutants in water and wastewater are currently regulated in many countries, focusing on cultivating partnerships with established European organizations.

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

During the nine months ended September 30, 2023, BETI raised $1,005,000 from the sale of its stock (including $100,000 from BioLargo).  The capital is being used to build a pilot-scale production facility located in our Oak Ridge Tennessee engineering facility in order to construct prototype batteries. Construction is progressing as planned, and we believe the facility will be operational and producing batteries prior to year end. Prototype batteries will be tested to confirm energy efficiency, useful life expectancy, energy density, safety profile, number of charge/discharge cycles, and other technical claims that may differentiate the battery from incumbent technologies. Batteries built based on the underlying technology a decade ago demonstrated features that far surpass comparable lithium-ion batteries, the dominant incumbent technology in the market, including:

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

The BioLargo battery uses common, inexpensive, domestically available materials, and through its unique design and manufacturing process, creates an energy storage solution that has higher energy density than lithium virtually unlimited charge/discharge cycles, stable and secure supply chain management, and which is far safer than lithium-ion batteries, the current dominant energy storage technology. While the concept of sodium-sulfur salt batteries is not new (a concept conceived more than 80 years ago), we are not aware of any known ‘salt’ battery that can match the performance metrics of our battery.

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

Clyra Medical Technologies, Inc. - Bioclynse Wound Irrigation Solution

Clyra Medical Technologies, Inc. is our partially owned subsidiary creating medical products based on our technologies. Its primary product is a surgical wound irrigation solution, called Bioclynse, that can help manage patient care and outcomes. The first target market for this product is orthopedics, including hip and knee replacement surgeries. Management believes Bioclynse outperforms competing products as it has proven performance in biofilm disruption and inhibition, is non-toxic and non-cytotoxic, is non-sensitizing to tissue, and unlike competing products, does not require it to be rinsed and/or removed from a surgical cavity.

Clyra has secured manufacturing with independent third parties, has a robust quality control system for FDA compliance, has a national director of sales, has secured independent manufacturer’s representatives and is actively expanding these efforts to build out a national rep network. Simultaneously, Clyra is focused on developing partnerships with large, well-established distributors who can help rapidly accelerate the product’s access to clinicians and surgeons in hospitals around the country.

During the nine months ended September 30, 2023, Clyra sold $1,575,000 in preferred stock to support these efforts.

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

Results of Operations

Our revenues increased 78% and 107% in the three and nine months ended September 30, 2023, as compared with the same periods in 2022. Revenues from the sale of products for the nine months ended September 30, 2023, were $7,392,000, a 192% increase over the same period of 2022, primarily due to sales of a pet odor product (under the brand name “Pooph”) to our consumer-packaged goods partners at Ikigai Marketing Works, which comprised 74% and 76% of our company-wide revenues in the three and nine months ended September 30, 2023.

ONM Environmental

Our wholly-owned subsidiary ONM Environmental generates revenues through (i) sales of our flagship product CupriDyne Clean, including related design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and (ii) sale of private-label products to third parties, including the Pooph branded pet odor product.

Revenue (ONM Environmental)

ONM Environmental’s revenues increased 110% (to $2,513,000) and 195% (to $7,374,000) in the three and nine months ended September 30, 2023, compared with the same periods in the prior year. The increase in revenues was almost entirely due to an increase in the volume of sales of private label odor-control products, specifically the Pooph branded pet-odor product, sold to Ikigai, which comprised 81% of ONM Environmental’s total revenues for the three and nine months ended September 30, 2023. As Ikigai shifts its business model from primarily direct-to-consumer (primarily through their website and Amazon), to retailers like Walmart, we expect both continued overall growth in sales and fluctuations in the amount of product ordered from quarter-to-quarter. Although Ikigai management has expressed confidence in the continued increase of the number of retail stores nationwide carrying the Pooph product, we have no control over those efforts and cannot predict their ultimate success. Any downturn in purchases of the Pooph product from Ikigai will affect our results of operations, as it did so for the second quarter of 2023. (See also our risk factor titled “A significant portion of our revenue is concentrated with one customer” set forth in our Form 10-Q filed May 16, 2023.)

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM Environmental’s costs of goods for the three and nine months ended September 30, 2023, were 47%, an increase of 5% and 2%, compared to the same periods in 2022. The fluctuation in cost of goods is due an increase raw material costs.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s selling, general and administrative expenses increased by 19% and 14% during the three and nine months ended September 30, 2023, as compared with the same period in 2022. These expenses increased due to an increase of sales and support staff. If revenues continue to increase, we expect a need to increase support staff.

Operating Income (ONM Environmental)

ONM Environmental generated operating income of $969,000 and $2,786,000 in the three and nine months ended September 30, 2023, compared to operating income of $400,000 and $418,000 for the three and nine months ended September 30, 2022. The generation of operating income for the three and nine months ended September 30, 2023, was entirely dependent on sale of Pooph branded products to Ikigai.

BLEST (engineering division)

Revenue (BLEST)

Our engineering segment's (BLEST's) revenues decreased 49% (to $145,000) and 63% (to $466,000), net of intersegment revenue, in the three and nine months ended September 30, 2023. Revenues decreased due to an increase in activities supporting internal BioLargo projects such as the AEC PFAS treatment system and the buildout of manufacturing facilities for the battery prototype. These services are billed internally, are considered intersegment revenue, are eliminated in the consolidation of our financial statements, and have prevent BLEST from scaling up operations serving third party clients. In the three and nine months ended September 30, 2023, intersegment revenue for BLEST totaled $698,000 and $1,276,000 and for the three and nine months ended September 30, 2022, intersegment revenue for BLEST totaled $118,000 and $359,000. The decrease in BLEST’s revenue net of intersegment revenue is due to a decrease in the number of client contracts, and its focus on supporting internal projects.

Cost of Services Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted costs. In the three and nine months ended September 30, 2023, cost of services were 46% and 58% of its revenues, versus 84% and 61% in the same period in 2022. These fluctuations are due to our ability to estimate the costs to perform fixed-fee service contracts.  In 2023, BLEST has been able to perform per the estimates and there were no unforeseen costs that increase the costs of services.

Selling, General and Administrative Expense (BLEST)

BLEST’s SG&A expenses were $213,000 and $612,000, in the three and nine months ended September 30, 2023, compared to $123,000 and $363,000, in the three and nine months ended September 30, 2022, primarily due to increased rent, insurance and an additional employee.

Operating Loss (BLEST)

BLEST incurred an operating loss of $568,000 and $1,388,000, in the three and nine months ended September 30, 2023, compared to an operating loss of $179,000 and $158,000 in the three and nine months ended September 30, 2022. The increase in operating loss was due to lower third party-revenues, and an increase in intercompany research and development activities for both the battery and AEC projects.

Because the subsidiary had an operating loss, we invested cash during the year to allow it to maintain operations. BLEST’s need for a cash subsidy to support its operations has increased in 2023. Our goal for this operation is that it produces a profit and contributes to corporate overhead in a significant way, although predicting when that will happen and other uncertainties in the market, and our limited resources, is difficult.

Clyra Medical

In the three and nine months ended September 30, 2023, Clyra Medical generated $14,000 and $20,000 in revenues, had $441,000 and $1,270,000 in total costs and expenses which included $68,000 and $262,000 in research and development expenses, and an operating loss of $427,000 and $1,250,000, respectively. In the same periods in 2022, it generated $17,000 and $34,000 in revenue, had $257,000 and $770,000 in total costs and expenses, including $31,000 and $73,000 in research and development expenses, and an operating loss of $240,000 and $736,000. We expect these losses to continue until Clyra can increase its sales of its Bioclynse wound irrigation solution.

BETI

Formed to develop and commercialize a sodium-sulfur battery technology, BETI raised $25,000 and $905,000 in investment capital in the three and nine months ended September 30, 2023, respectively, did not generate revenue, and incurred $559,000 and $943,000 in expenses, respectively, primarily related to the development of battery prototypes.

Selling, General and Administrative Expense – consolidated

Our Selling, General and Administrative expense (“SG&A”) include both cash (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). Our consolidated SG&A increased in the aggregate by 60% and 20% in the three and nine months ended September 30, 2023, to $2,278,000 and $5,794,000, respectively. The largest components of our SG&A expenses included (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Salaries and payroll related	$682	$593	$1,862	$2,035
Professional fees	139	110	555	451
Consulting	542	155	926	605
Office expense	511	341	1,462	1,072
Sales and marketing	164	71	375	205
Investor relations	128	86	307	233
Board of director expense	112	68	307	246
	2,278	1,424	5,794	4,847

In the three and nine months ended September 30, 2023, our non-cash expenses from stock for service, stock options and warrant expense total $762,000 and $1,621,000, respectively, and $434,000 and $1,640,000 in the same periods in the prior year. Office expense included $138,000 and $445,000 of insurance expenses in the three and nine months ended September 30, 2023, and $117,000 and $360,000 in the same periods in the prior year. Insurance expenses increased due to market conditions unrelated to the Company’s activities.

In general, salaries and payroll related expenses are affected by the issuance of stock options and the valuation of the common stock at the time. While this declined in the nine months ended September 30, 2023 versus 2022, due to fewer issuances of stock options, it increased in the three months ended September 30, 2023 versus 2022, due to increases in issuances and higher employment costs.

The Company has had increased professional fees and consulting costs due to the work on the salt battery in BETI and to additional capital raises, requiring more legal and investor relations work.

Research and Development

In the three and nine months ended September 30, 2023, we spent $694,000 and $1,846,000, respectively, in the research and development of our technologies and products. This was an increase of 23% and 81% compared to the three and nine months ended September 30, 2022. The increase is primarily due to work related to (i) the battery project, and (ii) the AEC. In future periods, we expect research and development work to decrease related to both projects, especially the AEC.

Interest expense

Our interest expense for the three and nine months ended September 30, 2023, was $12,000 and $72,000, respectively, compared with $14,000 and $42,000, respectively, in the same periods in 2022. Of our total interest expense in 2023, $39,000 was paid in cash, and the remainder was comprised primarily of non-cash debt discounts related to warrants issued in conjunction with debt instruments being amortized over the life of the debt instrument; for the nine months ended September 30, 2023, non-cash interest expense totaled $33,000.

Other Income and Expense

During the three months ended September 30, 2023, our subsidiary, Clyra, received $41,000 of Employer Retention Tax Credits.  There was no grant income received in the three months ended September 30, 2023.  For the nine months ended September 30, 2023, grant income totaled $32,000, compared to $51,000 for the same period prior year.  Grant income is primarily generated through our wholly owned Canadian subsidiary, we have been awarded more than 80 research grants over the years from various public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. Grant funds paid directly to third parties are not included as income in our financial statements.

During the three and nine months ended September 30, 2022, we recorded $174,000 in income related to the forgiveness of Paycheck Protection Act loan received by ONM Environmental.

Net Loss

Net loss for the three and nine months ended September 30, 2023, was $1,508,000 and $3,628,000, a loss of $0.01 per share, compared to a net loss for the three and nine months ended September 30, 2022, of $847,000 and $3,724,000, a loss of $0.01 per share, an increase of 78% and decrease of 3%, respectively. Our net loss for the three months ended September 30, 2023, increased because of the decrease in engineering service revenue and an increase in total costs and expenses, offset by the increase in product revenue. Our net loss decreased during the nine months ended September 30, 2023, primarily due to the increase of product revenue, offset by a decrease of engineering service revenue and increase in total costs and expenses.

The net income (loss) per business segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
BioLargo corporate	$(800)	$(789)	$(2,273)	$(2,944)
ONM	968	400	2,781	592
Clyra Medical	(394)	(248)	(1,234)	(760)
BLEST	(568)	(152)	(1,388)	(131)
BETI	(559)	—	(943)	—
BioLargo Water	(155)	(58)	(571)	(481)
Net loss	(1,508)	(847)	(3,628)	(3,724)

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the nine months ended September 30, 2023, we generated revenues of $7,860,000 through our business segments (see Note 11), had a net loss of $3,628,000, used $2,363,000 cash in operations, and at September 30, 2023, we had working capital of $2,951,000, and current assets of $4,691,000.

During the nine months ended September 30, 2023, we (i) sold $502,000 of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) (see Note 3), (ii) sold $995,000 of our common stock and warrants to accredited investors (see Notes 3 and 6), (iii) sold $905,000 of Clyra Medical Series A Preferred Stock (see Note 8), and (iv) sold $1,575,000 of BETI common stock (see Note 10). Subsequent to September 30, 2023, we continued these financing activities (see Note 13). As of September 30, 2023, our cash and cash equivalents totaled $3,042,000. Our total liabilities included a $71,000 vehicle loan, $140,000 due in U.S. Small Business Administration (SBA) loans issued pursuant to the Paycheck Protection Program (see Note 4), $148,000 due to the SBA issued pursuant to the Economic Injury Disaster program (see Note 4), and $234,000 owed by Clyra Medical due in 2024 (see Note 8). We have been, and anticipate that we will continue to be, limited in terms of our capital resources, and expect to continue to need further investment capital to fund operations. Such activities have continued subsequent to September 30, 2023.

If we are unable to rely on our current arrangement with Lincoln Park to fund our working capital requirements, we will have to rely on other forms of financing, and there is no assurance that we will be able to do so, or if we do so, it will be on favorable terms.

The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to continue to raise funds through stock sales to Lincoln Park or other private financings, or attain a reasonable threshold of operating efficiencies and achieve profitable operations. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4.         Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended – the “Exchange Act”) as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Clyra Medical

During the three months ended September 30, 2023, Clyra sold 928 shares of its Series A Preferred Stock, and in exchange received $288,000 in gross and net proceeds. Purchasers of the Series A Preferred Stock also received a 3-year warrant to purchase the same number of additional shares of common stock for $372 per share. Shares of Series A Preferred Stock earn a dividend of 15% each year. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock. Accrued dividends may be converted to common stock at a conversion rate of $310 per share.

Each investor also entered into an agreement with BioLargo whereby the investor may exchange some or all of its Series A Preferred stock, plus accrued dividends, into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 30 prior trading days. Elections must be made during the 18-month period that begins January 1, 2025, and ends June 30, 2026.

BETI

During the three months ended September 30, 2023, BETI sold 10,000 shares of its common stock to one accredited investor and received $25,000 in gross and net proceeds. The investor also entered into an agreement with BioLargo whereby the investor may exchange some or all of its shares of BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 20 trading days prior to the election to exchange. Elections must be made during calendar year 2024.

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

During the three months ended September 30, 2023, we sold 1,190,223 shares of our common stock to Lincoln Park, and received $203,000 in gross and net proceeds.

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

Date: November 14, 2023	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: November 14, 2023	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer