Form 10-K
period 2023-12-31
BIOLARGO, INC.
filed 2024-04-01
CIK 880242

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $40,905,542.

The number of shares outstanding of the issuer’s class of common equity as of March 29, 2024, was 295,552,937. No preferred shares are issued or outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s definitive Proxy Statement for its annual meeting of stockholders to be filed within 120 days of the end of the Registrant’s fiscal year ended December 31, 2023.

PART I

ITEM 1. BUSINESS

USE OF FORWARD-LOOKING STATEMENTS IN THIS REPORT

This annual report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

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

When we refer in this report to “BioLargo,” the “Company,” “our Company,” “we,” “us” and “our,” we mean BioLargo, Inc., and our subsidiaries, including BioLargo Life Technologies, Inc., which holds our intellectual property; ONM Environmental, Inc., which manufactures, markets, sells and distributes our odor and volatile organic compound ("VOC") control products; BioLargo Energy Technologies, Inc. (“BETI”), formed to commercialize our proprietary battery technology; BioLargo Canada, Inc., our primary research and development team operating in Edmonton, Alberta Canada; BioLargo Engineering, Science & Technologies, LLC (“BLEST”), a professional engineering services division in Oak Ridge Tennessee; BioLargo Equipment Solutions & Technologies, Inc., which sells our water treatment products; BioLargo Development Corp., which employs and provides benefits to our employees; and Clyra Medical Technologies, Inc. (“Clyra Medical”), which commercializes our technologies in the medical and dental fields. All subsidiaries are wholly owned, except for BETI, BLEST and Clyra Medical.

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

Our Business - Innovator and Solution Provider

BioLargo is in the business of creating new cleantech technologies to solve tough, globally relevant problems. We invent, develop, then commercialize disruptive technologies to tackle challenges in air quality, water, environmental engineering, battery energy storage, and advanced antimicrobial medical device platforms. Our model is to invent new technologies that solve specific problems, develop them and prove they work, and then commercialize them with purpose-suited subsidiaries, identify and secure the right partnerships to increase their commercial reach, or potentially sell the intellectual property.

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

Some of our areas of focus include environmental problems like PFAS contamination (per- and polyfluoroalkyl substances), water pollution by pharmaceuticals and micropollutants, air pollution by VOCs, hard-to-treat odors from landfills and sewage plants, infection and wound healing and the creation of energy storage systems that are more affordable, efficient, safer and environmentally friendly.

Below you’ll read about the cleantech ventures and projects we are focused on commercialization today. Behind those, however, is a pipeline of other cleantech innovations in various stages of development associated with our expansive array of issued and pending patents, and that have been funded in part by over 90 government grants.

We operate our business in distinct business segments:

●

Odor and VOC control products, including consumer products, such as the Pooph-branded pet-odor control product, and our flagship industrial odor control product, CupriDyne Clean Industrial Odor Eliminator, sold by our subsidiary ONM Environmental, Inc.;

●

Water treatment equipment and solutions, including our PFAS removal system the Aqueous Electrostatic Concentrator (AEC), our water reuse and recycling technology co-developed with Garratt-Callahan called AROS, and our micro-pollutant treatment and energy-efficient disinfection solution, the AOS, all sold by our subsidiary BioLargo Equipment Solutions & Technologies, Inc.;

●	Battery energy storage system solutions being developed by our partially owned (96%) subsidiary BioLargo Energy Technologies, Inc.;

●	Medical products based on our technologies, including the FDA-cleared Bioclynse surgical wound irrigation solution sold by our partially owned (53%) subsidiary Clyra Medical Technologies, Inc.;

●

Our professional engineering services division, which, in addition to serving outside clients on a fee for service basis, supports our internal business units, through our partially owned (78%) subsidiary BioLargo Engineering, Science & Technologies, LLC ("BLEST");

●	Our research and support personnel, through our wholly-owned subsidiary BioLargo Canada, Inc., located on campus at the University of Alberta, Edmonton, Canada.

Odor Control (Consumer and Industrial)

ONM Environmental, Inc. is BioLargo’s wholly-owned subsidiary that delivers robust and comprehensive products and services to control and mitigate odor and VOCs for both industrial and consumer applications.

Its flagship product – CupriDyne® Clean – is applied to odor-emitting masses such as landfills and composting facilities by misting systems, sprayers, water trucks and similar water delivery systems designed, manufactured and installed by ONM. It is also sold to third parties under private label brands, including for consumer brands such as the “Pooph pet odor eliminator".

Pooph - Consumer Private-Label Products

We sell privately labeled products based on our technologies to third parties who market and sell the products under their own brand names. The most successful thus far is the Pooph branded pet odor control product sold directly to consumers and to national retailers including Walmart, Amazon, and Chewy.com by Pooph Inc. In addition to purchasing product from us at an agreed-upon manufacturing margin, Pooph Inc. pays us six percent royalty on their sales in exchange for exclusive rights to our technology for pet odors. During the year ended December 31, 2023, revenues from sales to Pooph comprised 82% of our company-wide revenue.

The success of Pooph is an example of our goal to develop distribution channels that do not rely on our in-house sales and distribution infrastructure. We continue to explore potential partnerships and products along these lines with other parties, and to support existing private label products.

Industrial Odor and VOC Solutions

We believe CupriDyne® Clean is the number-one performing industrial odor-control product in the market, and that it offers substantial savings to our customers compared with competing products. We have been and expect to continue selling product to municipalities and some of the largest solid waste handling companies in the country, with a portion of chemistry product sales resulting from national purchasing agreements (NPAs). ONM Environmental continues to focus on securing more contracts with existing customers and developing business with new customers. ONM Environmental holds General Engineering, Electrical, Plumbing and Low Voltage contractor licenses issued by the California Contractors State License Board, and offers a menu of services to landfills, transfer stations, wastewater treatment facilities as well as facilities in non-waste related industries. These services include engineering design, construction, installation, ongoing maintenance and on-site support services to assist our clients in the implementation and continued use of the various systems that deliver our liquid products in the field (such as misting systems).

South Korean Joint Venture

Prior to the Covid-19 pandemic, we partnered with a leading wastewater treatment solution provider based in South Korea in a joint venture to commercialize our CupriDyne® Clean products in South Korea. We own 40% of the joint venture. Although the joint venture established manufacturing and is marketing the product, the pandemic significantly impacted the expected growth of the company. While the local management team continues to market the product to industrial clients, their efforts have struggled to gain a foothold. We are not obligated to contribute additional funds to the venture, and cannot predict its future success.

BioLargo Equipment Solutions & Technologies – Innovative Water Treatment Solutions

Over the years, we have developed multiple innovative technologies and equipment platforms that focus on challenging issues in the water treatment industry, including the AOS technology (developed to remove micro-pollutants), the AEC (developed to remove per- and polyfluoroalkyl substances, or PFAS), and the AROS water reuse technology (co-developed with Garratt-Callahan). As a result of increase in interest from potential customers for our PFAS solutions, we believe we will be better able to serve this market with a uniform identity and operating unit called BioLargo Equipment Solutions & Technologies, Inc. (“BEST”), which will manage the sales and distribution of our water treatment products and related services. As we transition this venture from incubation to commercialization, we are focusing staff and resources we believe necessary for success. Ultimately, BEST will be reflected as a new operating segment in our consolidated financial statements.

In February, 2024, three respected and experienced veterans of the water industry joined BEST’s board of directors to assist the company in its efforts to commercialize its innovative water treatment technologies. These are: 1) Jeffrey Kightlinger, former CEO of the Metropolitan Water District of Southern California, 2) Sally Gutierrez, retired career senior executive from the US Environmental Protection Agency, and 3) Larry Dick, former Vice Chairman of the Metropolitan Water District of Southern California and board member of the Municipal Water District of Orange County. Each brings their significant and distinctive experience from decades in the water industry to BEST’s board to help the company create the necessary regulatory and industry connections that will be critical for its efforts to secure larger and more high-profile projects for its PFAS treatment and other water treatment technologies.

Securing sales in the water and wastewater industry is a very technically intensive process, and can be long and arduous. The entirety of the sales cycle can be lengthy, in some cases even taking many months or in very large projects, multiple years. The process is also very engineering-intensive, and therefore the staff required to secure contracts for water treatment projects need to be engineers, in most cases. In our company, BLEST’s engineers fill this role.

Having secured its first contract to install an AEC system to remove PFAS from drinking water, BLEST has been actively in scoping and bidding water treatment projects for over a year and as a result has developed a substantial pipeline of potential projects in which customers indicate a high level of interest. In addition, BLEST regularly receives inquiries for new projects in development through the company’s network of manufacturer’s sales representatives. It is important to note that additional staffing is needed to meet what we believe is, and will continue to be a rapidly escalating level of customer interest in our solutions. Although BEST is primarily focused on AEC, AROS and AOS, discussed below, it offers comprehensive water treatment solutions, related equipment, and services, some of which may be manufactured by third parties and sold by BEST as an authorized distributor. The AEC, AROS and AOS are discussed in the following sections.

AEC, a solution for the PFAS “forever-chemicals” crisis

One of the most significant and timely innovations in our portfolio is our per- and polyfluoroalkyl substances (PFAS) removal and collection/disposal solution we call the Aqueous Electrostatic Concentrator (AEC), a novel water treatment system that removes PFAS from water at a lower operating cost while generating only a fraction of the PFAS-laden waste of the most common currently used solutions (carbon filtration, ion exchange, and reverse osmosis). According to the Center for Disease Control, PFAS are a group of chemicals used to make fluoropolymer coatings and products that resist heat, oil, stains, grease, and water. Fluoropolymer coatings can be in a variety of products. These include clothing, furniture, adhesives, food packaging, heat-resistant non-stick cooking surfaces, and the insulation of electrical wire. PFAS are a concern because they do not break down in the environment, can move through soils and contaminate drinking water sources, and build up (bioaccumulate) in fish and wildlife. PFAS chemicals have been linked to cancer, immune disorders, liver dysfunction, and many other human health problems, and are contained in a vast range of manufactured goods, common household products (e.g., cleaning products, cookware), and electronics, and contaminate drinking water in unsafe levels all over the globe.

In March 2023 the EPA proposed new drinking water standards that would set maximum contaminant levels for certain PFAS chemicals to four parts per trillion in drinking water – a standard our AEC can meet. We believe these proposed rules will continue to push the market to find and adopt commercially viable solutions to remove PFAS chemicals from water. A surge in environmental and health concerns surrounding PFAS is propelling market demand for PFAS waste management solutions. Shifting regulatory landscapes globally is compelling industries to adopt stringent PFAS was management practices, which include the application of innovative technologies such as our AEC. Additionally, some emerging regulations on PFAS in the U.S. are expected to skew the market toward seeking treatment technologies that produce as little PFAS-laden solid waste as possible, a favorable trend for our AEC that generates very little PFAS-laden waste. Detection of unsafe levels of PFAS around the world has given rise to a number of market opportunities, including in drinking water, industrial wastewater, municipal wastewater, solid waste, organic foods and more.

We have successfully validated the AEC as an effective system to selectively extract and collect PFAS chemicals from contaminated water, including performance testing that shows “non-detect” levels of removal, which meets new EPA standards. We have demonstrated more than 10,000 hours of continuous operation showing no materially significant degradation of the AEC system’s components or performance over time. As a modular system, we believe the AEC is scalable to small portable commercial units as well as very large commercial operations, and we believe that our engineering team has the experience to deliver systems to meet the needs of any sized commercial installation. In order to provide a full turn-key solution for our customers, we have developed an expanded offering whereby we can bundle a service package with each customer project that includes a membrane exchange program, the collection of PFAS, and transport and destruction of the PFAS.

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

The AEC’s commercial roll-out is being executed with the help of a network of sales representative organizations whose role will be to market and sell the treatment system, related equipment, and the Company’s engineering services to municipal and industrial customers across the country. We have secured channel partner agreements with several sales representative organizations ensuring coverage for most of the continental United States. We have one PFAS project ongoing, in New Jersey, and expect our equipment to be installed and operational before the end of the year. We believe this project represents a key milestone for the commercialization of the AEC, as industry validation of the technology in a first municipal drinking water treatment project will play an important role in convincing additional municipalities to adopt the technology for treating PFAS-contaminated water, as the company will publish reference customer data from the project that highlights the AEC’s distinct advantages over incumbent technologies like carbon filtration and ion exchange.

We are currently bidding on and/or in negotiations with multiple prospective industrial and municipal customers to treat PFAS contaminated water. These opportunities include small to medium sized municipalities, waste facilities, Air Force bases, remediation sites, and industrial sites, and we are waiting for our customers to finalize budgets and agreements with us. Currently, our bottleneck for processing additional expanding opportunities for PFAS treatment projects is staffing, and therefore we are currently working to hire additional qualified sales engineers to assist in bidding and specification efforts for new projects.

AROS Minimal Liquid Discharge Water Treatment

In partnership with Garratt-Callahan, one of the country’s oldest privately held water treatment companies, our engineers developed a “minimal liquid discharge” wastewater treatment system called the Aqueous Reuse Optimization System (AROS) that minimizes industrial wastewater discharges and thus the regulatory fees associated with wastewater discharge, including for uses like cooling towers at data centers. Garratt-Callahan, who invented and patented the technology, is currently marketing the AROS system to its existing customer base as well as new prospective customers. BLEST will serve as the manufacturing partner and Garratt-Callahan will serve as the selling distributor to leverage their national sales force and over one hundred years of providing services and products to customers.

Presently, both BioLargo and Garratt-Callahan are engaged in discussions with multiple potential first customers for the AROS system.

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

The AOS has, broadly speaking, two target applications: 1) treatment of municipal or industrial wastewater to eliminate bacteria, viruses, other organisms, and regulated organic contaminants, while using less electrical energy than other technologies, and 2) treatment of water or wastewater specifically to eliminate micropollutants/pharmaceuticals, at which the AOS particularly excels at compared to existing technologies. Our work to have the AOS adopted in the US and Canada for application 1) has been met with resistance because existing technologies, while less energy efficient than our technology, are effective enough against target contaminants, and our “value-add” of also eliminating hard-to-treat micropollutants isn’t relevant unless regulations dictate that those chemicals must be removed. Similarly, application 2) is only relevant in jurisdictions where those hard-to-treat micropollutants are regulated. Unfortunately, this does not include the US or Canada, but it does include several European countries. For that reason, presently, much of the our business development efforts to secure projects for the AOS focus on development of partnerships to demonstrate the AOS for the European micropollutant market.

The AOS has been and will continue to be included as a component of treatment trains (comprehensive systems) we scope for other projects. In addition, it is included in the catalog of offerings being sold through our independent representatives as well as channel partners. BEST will continue to attempt to cultivate sales channels in Canada, Europe and South America, where there has been more interest.

BioLargo Energy Technologies, Inc.

We acquired a proprietary “liquid-sodium” battery technology and formed a subsidiary to finish its development and commercialize it. The subsidiary – BioLargo Energy Technologies, Inc. (“BETI”) – hopes to capitalize on the ongoing shift toward renewable energy production and the growth in global electricity demand, and the consequent drastic expansion in energy storage capacity in the US and world-wide that will be needed to accommodate increased demand and the intermittent nature of renewable energy sources like wind and solar. The growth in AI (Artificial Intelligence) based computing which spurns the demand for expanded data centers and an increased energy level to operate are occurring just as well as the already insufficient capacity of the electric grid to meet demand is clear. The need for better, safer long-duration battery energy solutions is obvious.

During the year ended December 31, 2023, BETI raised $1,005,000 from the sale of its common stock (of that amount, $100,000 was invested by BioLargo, and $50,000 was from the conversion of BioLargo debt). As a result of these sales, BioLargo owns 96% of BETI’s issued and outstanding stock. The company has completed construction of a pilot-scale battery production facility in our Oak Ridge Tennessee engineering headquarters. Prototype batteries will be tested to confirm energy efficiency, useful life expectancy, energy density, safety profile, number of charge/discharge cycles, and other technical claims that we believe will differentiate the battery from incumbent technologies. Batteries built based on the underlying technology a decade ago demonstrated features that far surpass comparable lithium-ion batteries, the dominant incumbent technology in the market, including:

●	Increased safety, no runaway fire risks, and a more sustainable design – with no rare-earth elements – that is capable of being manufactured completely from a domestic supply chain
●	Ability to charge and discharge completely, with no degradation of performance, ensuring virtually unlimited charge/discharge cycles, and without self-discharge and no out-gassing
●	Increased energy efficiency and energy density in comparison to lithium-ion batteries, and a longer useful life expectancy of at least 10 years and expected to be up to 20 years

Our battery technology operates at higher temperatures than lithium batteries and much lower temperature than competing sodium-based batteries, and its casing and materials when combined, are heavier than lithium-ion, making it more suitable for stationary energy storage applications like grid-scale energy storage, electric vehicle charging stations, and commercial and residential energy storage, and believed to be less suitable for placement into electric vehicles or portable electronics.

We are exploring opportunities to commercialize our proprietary liquid sodium batteries through joint ventures with third parties. The third parties would finance the construction of independent battery manufacturing facilities designed and built under the direction of our engineers, and the joint venture would market, manufacture and distribute batteries. BioLargo would (i) receive a minority equity position in each joint venture, (ii) separately manufacture and sell at a profit to the joint venture certain proprietary battery components, and (iii) receive a royalty on the revenues of the joint venture.

Given the global growing demand for better batteries, and, while we are witnessing a number of current examples in which battery manufacturers have secured forward-contracts to supply batteries to its customers with backlogs of orders that amount to multiple years of production capacity, we believe our offer to partner with customers to secure needed inventory provides for a clear potential pathway to access capital, and more readily scale up production to meet demand around the world. At this point, we do not intend to finance and build our own manufacturing facilities, nor would we develop in-house sales channels, although that possibility remains on the table if needed.

Clyra Medical Technologies, Inc. - Bioclynse Wound Irrigation Solution

Clyra Medical Technologies, Inc. is our partially owned subsidiary creating medical products based on our technologies. Its primary product is a surgical wound irrigation solution called Bioclynse that can help manage patient care and outcomes. The first target market for this product is orthopedics, including hip and knee replacement surgeries. Management believes Bioclynse outperforms competing products as it has proven performance in biofilm disruption and inhibition, is non-toxic and non-cytotoxic, is non-sensitizing to tissue, and unlike competing products, does not require it to be rinsed and/or removed from a surgical cavity. Clyra management is focused on developing partnerships with large, well-established distributors who can help rapidly accelerate the product’s access to clinicians and surgeons in hospitals around the country. In first quarter 2024, Clyra placed orders for approximately $800,000 in capital equipment to support anticipated growth in sales of its Bioclynse line of products, and has secured third-party FDA compliant manufacturing capabilities, as it does intend to build a manufacturing facility. During the year ended December 31, 2023, Clyra sold $1,575,000 in preferred stock, and $35,000 in common stock, to support these efforts.

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

BLEST operates out of an engineering facility in Oak Ridge, Tennessee (a suburb of Knoxville), and employs a group of scientists and engineers, many of whom are owners of the entity (BioLargo owns 82% as of December 31, 2023). The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. Many of the other team members are also former employees of CB&I and Shaw, with the exception of more recent staff hires. The team is highly experienced across multiple industries and we believe are considered experts in their respective fields, including: chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting, project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities. The team has decades of high-level experience in the energy industry. The engineering team has also developed an extended network of trusted engineering subcontractors that assist in serving specific client projects as needed.

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

The staff time devoted to supporting the AEC (PFAS) and battery related work is demanding and , at the same time, BLEST needs to hire more qualified staff to meet and expanding demand for our growing list of customers and/or expected customers. When we combine the demands of current revenue generating projects and expected growth, we are presented with an obvious challenge to manage quality, timely performance as well as access to qualified staff. We are working carefully to find balance to help insure we meet the demands of both in a practical customer centric and capital conserving way. It may be for example, when we secure larger and larger contracts for PFAS or Garrett Callan related work, we will need to depend heavily on our contact manufactures to meet the customer demands in the near term as we scale up our infrastructure and work force capabilities.

Share Purchase Agreement with Lincoln Park

On December 13, 2022 we entered into a registration rights agreement (the “Registration Rights Agreement”) and purchase agreement (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $10.0 million of the Company’s common stock, par value $0.00067 per share (the “Common Stock”), subject to certain limitations and the satisfaction of the conditions set forth in the Purchase Agreement.

Under the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10.0 million of the Company’s Common Stock. Sales of Common Stock by the Company will be subject to certain limitations set forth in the Purchase Agreement, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the date that the conditions to Lincoln Park’s purchase obligation set forth in the Purchase Agreement are satisfied. These conditions include that a registration statement covering the resale by Lincoln Park of shares of Common Stock that have been and may be issued to Lincoln Park under the Purchase Agreement, filed by the Company with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC (the date on which all of such conditions are satisfied, the “Commencement Date”).

From and after the Commencement Date, on any business day selected by the Company, the Company may, by written notice to Lincoln Park, direct Lincoln Park to purchase up to 100,000 shares of Common Stock on such business day, at a purchase price per share that will be determined and fixed in accordance with the Purchase Agreement at the time such written notice is delivered to Lincoln Park (each, a “Regular Purchase”), provided, however, that the maximum number of shares the Company may sell to Lincoln Park in a Regular Purchase may be increased to (i) up to 125,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $0.20, (ii) up to 150,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $0.30, and (iii) up to 200,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $0.50, in each case, subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement; provided, however, that Lincoln Park’s maximum purchase commitment in any single Regular Purchase may not exceed $500,000. The purchase price per share of Common Stock sold in each such Regular Purchase, if any, will be based on prevailing market prices of the Common Stock immediately preceding the time of sale as computed under the Purchase Agreement. The Company may deliver a notice for a Regular Purchase to Lincoln Park on any business day selected by the Company, provided that at least one Business Day has elapsed since the purchase date for the most recent prior Regular Purchase effected by the Company under the Purchase Agreement.

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

During the three months ended December 31, 2023, we sold 999,384 shares of common stock to Lincoln Park, and received $162,000 in proceeds. During the year ended December 31, 2023, we sold 3,833,230 shares of common stock to Lincoln Park, and received $995,000 in proceeds

Intellectual Property

We have 26 patents issued, including 22 in the United States, and multiple applications pending. We were issued three patents in the year ended December 31, 2023, and our patents have an average remaining duration of seven years. We believe these patents provide a foundation from which to continue building our patent portfolio, and we believe that our technology is sufficiently useful and novel that we have a reasonable basis upon which to rely on our patent protections. We also rely on trade secrets and technical know-how to establish and maintain additional protection of our intellectual property. As our capital resources permit, we expect to expand our patent protection as we continue to refine our inventions as well as make new discoveries. We regard our intellectual property as critical to our ultimate success. Our goal is to obtain, maintain and enforce patent protection for our products and technologies in geographic areas of commercial interest and to protect our trade secrets and proprietary information through laws and contractual arrangements.

We incurred approximately $2,282,000 in expense related to our research and development activities in the year ended December 31, 2023, and $1,319,000 in the year ended December 31, 2022.

Competition

Given the fragmented nature of the specialty waste industry, environmental engineering and cleantech industry and the different segments within these industries in which we participate directly or through our subsidiaries, we compete with numerous companies. Larger companies within the hazardous materials line of business include Clean Earth, a subsidiary of Enviri Corporation, Clean Harbors, Republic Services, which acquired U.S. Ecology in 2022, Veolia and Covanta, which acquired Circon Holdings, Inc. in 2023 and also recently announced, through its parent company, EQT Infrastructure, its intent to acquire a major stake in Heritage Environmental Services in 2024. We believe we differentiate ourselves from competitors through innovation, reliability and responsiveness, our diverse operating capabilities and regulatory compliant solutions, and the value we provide through providing energy efficient, low output, environmentally superior solutions relative to other waste management, remediation and disposal alternatives in the US and Canada.

Executive Officers

As of December 31, 2023, and as the date of this report, our executive officers were:

●	Dennis P. Calvert: Chief Executive Officer, President and Chairman of the Board

●	Charles K. Dargan II: Chief Financial Officer

●	Joseph L. Provenzano: Corporate Secretary and Sr. Vice President of Operations

Our operational subsidiaries are led by:

Subsidiary	President
ONM Environmental, Inc.	Joseph L. Provenzano
BioLargo Engineering, Science & Technologies, LLC	Randall Moore
BioLargo Canada, Inc.	Richard Smith
Clyra Medical Technologies, Inc.	Steven V. Harrison
BioLargo Equipment Solutions & Technologies, Inc.	Tonya Chandler

Employees

As of March 29, 2024, we had 33 employees, of which 31 were full-time. Our employees including professional engineers, masters of engineering, and PhDs, as well as sales, support and administrative personnel. We also utilize consultants and independent contractors on an as-needed basis who provide certain specified services, such as professional engineers used from time to time by our engineering group in Tennessee.

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

We have not yet generated enough revenue or gross profit from operations to fund our expenses, and, accordingly, we have incurred net losses every year since our inception. We recorded net loss of $4,648,000 for the year ended December 31, 2023, and a net loss of $5,132,000 for the year ended December 31, 2022. At December 31, 2023, we had $3,539,000 cash and cash equivalents. We have funded the majority of our activities through the issuance of equity securities, both at corporate level and through direct third-party investments in our subsidiaries. Although we are devoting more energy and money to our sales and marketing activities, and our revenues have increased year-over-year for the last eight years, we continue to anticipate net losses and negative cash flow for the foreseeable future. Our ability to reach positive cash flow depends on many factors, including our ability to fund sales and marketing activities, the rate of client adoption of our products, and the efforts and success of third parties, such as Ikigai Marketing Works that sells an odor-control product for pets based on our technology. We may continue to incur losses and experience negative cash flows from operations for the foreseeable future. If we cannot achieve positive cash flow from operations or net income, we may need to raise additional capital on acceptable terms.

Our cash requirements are significant. We will continue to require additional financing to sustain our operations and without it we may not be able to continue operations.

Our cash requirements and expenses continue to be significant. For the year ended December 31, 2023, we used $2,365,000 cash in operations, and at December 31, 2023, we had working capital of $3,652,000, and current assets of $6,362,000. In order to become profitable, we must significantly increase our revenues. Although our revenues are increasing through sales of our private-label products and from our engineering division, we expect to continue to use cash for the foreseeable future as it becomes available, and expect to continue to need to sell our securities to fund operations.

Our auditor’s report for the year ended December 31, 2023, includes an explanatory paragraph in their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional financing to continue these operations.

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

During the year ended December 31, 2023, we received net proceeds of $4,600,000 through sales of our securities, both directly and through our subsidiaries. These sales are dilutive to our existing stockholders, and the stockholders of our subsidiaries. We intend to continue these financing activities, and thus intend to continue to dilute existing and future stockholders.

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

We manufacture and sell private-labeled products to third parties who market those products to businesses, consumers and retailers. We have no control over the marketing budgets, sales activities or efforts of these third parties. We cannot predict if their current level of efforts will increase, decrease, or stay the same. A significant portion of our revenues - approximately 82% - comes from the sale of private label products. If they curtail their marketing efforts, currently through national television advertising, our sales to them could decrease. If they discontinue their marketing campaign, our sales to them would be significantly reduced.

A significant portion of our revenue is concentrated with one customer selling one product line.

In the year ended December 31, 2023, one customer selling our pet odor control products under a private label accounted for 82% of our total revenue. In the prior year, that one customer made up approximately 50% of our total revenue. A disruption in our relationship with this customer would adversely affect our results of operations. The customer's demand for our products may fluctuate due to factors beyond our control, including their willingness to spend money on advertising, the success of such advertising, their success of selling to retail accounts, and their reliance on the marketing and sale of a single line of products. Any significant reduction in orders from this customer could have a material adverse effect on our business, results of operations, or financial condition.

Our revenue growth rate may not be indicative of future performance and may slow over time.

Although our revenues have grown over the last several years and in recent quarters, our revenue growth rate may slow over time for a number of reasons, including increasing competition, market saturation, slowing demand for our products and services, increasing regulatory costs and challenges, and failure to capitalize on growth opportunities.

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

Supply Chain Challenges

As we emerge with new products like our AEC and AOS water treatment systems, and battery storage systems, we may face supply chain challenges, including supply and pricing volatility, that will be beyond our control that might include steel, electrodes, membranes, electronic components (like chips), raw chemicals. We predict that at some level we may face delays and or extended delivery times for systems sold to clients and that could lead to delays in our anticipated growth.

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

We have determined that our disclosure controls and procedures and our internal controls over financial reporting are currently not effective. The lack of effective internal controls, has not yet, but could in the future, materially adversely affect our financial condition and ability to implement our business plan, and the accuracy of our consolidated financial statements. As more financial resources become available, we need to invest in additional personnel to better manage the financial reporting processes.

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

Our revenues and operating results are likely to continue to fluctuate from quarter to quarter.

We believe that our future operating results will fluctuate due to a variety of factors, including:

●	delays in product development by us or third parties;
●	market acceptance of products incorporating our technology;
●	changes in the demand for, and pricing of, products incorporating our technology;
●	competition and pricing pressure from competitive products; and
●	fluctuations in the activities of third parties that market and sell products based on our technologies.

Although our revenues have increased year-over-year for the past nine years, much of our revenue is dependent upon the activities of third parties, which are out of our control. We expect our operating expenses will continue to fluctuate significantly in future periods, as we continue to develop and introduce new products to market, and increase our sales, marketing and licensing efforts. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors; in that case, our stock price could decline.

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

We may not be aware of technologies that are similar or identical to our liquid sodium battery. We may not be aware of patent applications that have been filed that may include claims that are similar or identical to portions of our liquid sodium battery or our manufacturing process. No assurance can be made that our liquid sodium battery, or our proprietary manufacturing process, does not infringe on the intellectual property rights of third parties. If our technology or manufacturing process infringes on the intellectual property rights of third parties, we may be subject to litigation, or required to pay royalties, to such third parties, and our results of operations and financial condition may be adversely affected.

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

There may not be a market for our liquid sodium battery.

While we believe that there will be customer demand for our liquid sodium battery provided that we are able to prove its competitive advantages, there is no assurance that there will be any market acceptance of it, or any broad market acceptance. There also may not be broad market acceptance of our liquid sodium battery if competitors offer batteries which are preferred by prospective customers. In such event, there may be a material adverse effect on the company’s results of operations and financial condition, and the company may not be able to achieve its goals.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our contractors and consultants, could be subject to pandemics, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, acts of terrorism, acts of war and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely in part on third-party manufacturers to produce and process our products or the raw materials used to make our products. Our ability to obtain supplies of our products or raw materials could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, pandemics, epidemics, or other business interruption. Our corporate headquarters and offices of ONM are in Southern California near major earthquake faults and fire zones. Our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

General Risks

Increased information technology security threats and more sophisticated computer crime pose a risk to us and our subsidiaries, vendors, systems, networks, products and services.

We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties (which we refer to collectively as our “associated third parties”). Additionally, we and our associated third parties collect and store data that is of a sensitive nature, which may include names and addresses, bank account or financial information, and other types of personally identifiable information or sensitive business information. The secure operation of these information technology systems and networks, and the processing and maintenance of this data is critical to our business operations and strategy.

We may face attempts to gain unauthorized access to our information technology systems or products or those of our associated third parties for the purpose of improperly acquiring trade secrets or confidential business information. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development.

Threats to our systems and our associated third parties’ systems can derive from human error, fraud, or malice on the part of employees or third parties, or may result from accidental technological failure. Globally, these types of threats have increased in number and severity and it is expected that these trends will continue. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Should an attack on our or our associated third parties’ information technology systems and networks succeed, it could expose us and our employees, customers, dealers and suppliers to misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, production downtimes and operations disruptions.

The occurrence of any of these events could adversely affect our reputation, competitive position, business, results of operations and cash flows. While we have a cybersecurity program expenses, damages and claims arising from cybersecurity incidents cause a material adverse effect on our business. See Part I. Item 1C. Cybersecurity for additional details on our cybersecurity program.

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

On December 13, 2022, we entered into a Purchase Agreement with Lincoln Park ("LPC Agreement"), pursuant to which Lincoln Park agreed to purchase from us at our request up to an aggregate of $10,000,000 of our common stock (subject to certain limitations) from time to time over a period of three years. We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park. Sales of our common stock, if any, to Lincoln Park will depend on market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the shares of our common stock that may be available for us to sell pursuant to the LPC Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time at its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock, as well as sales of our stock by Lincoln Park into the open market causing fluctuations or reductions in the price of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire to effect sales.

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

Our stock price has been and is likely to continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above their purchase price. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	developments with respect to patents or proprietary rights;
●	announcements of technological innovations by us or our competitors;
●	announcements of new products or new contracts by us or our competitors;
●	actual or anticipated variations in our operating results due to the level of research and development expenses and other factors;
●	changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates;
●	conditions and trends in our industry;
●	new accounting standards;
●	the size of our public float;
●	short sales, hedging, and other derivative transactions involving our common stock;
●	sales of large blocks of our common stock including sales by our executive officers, directors, and significant stockholders;
●	general economic, political and market conditions and other factors;
●	our decision to sell our stock to Lincoln Park;
●	the activities of third parties that market and distribute our products, and decisions made by them to increase or decrease such activities, resulting in increases or decreases in product purchases from us and thus our revenues;
●	the occurrence of any of the risks described herein.

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

We are party to agreements that provide for the payment of, or permit us to pay at our option, securities rather than cash in consideration for services provided to us. We include these provisions in agreements to allow us to preserve cash. We anticipate that we will continue to do so in the future. All such issuances preserve our cash reserve but are also dilutive to our stockholders because they increase (and will increase in the future) the total number of shares of our common stock issued and outstanding, even though such arrangements assist us with managing our cash flow. These issuances also increase the expense amount recorded.

Our stockholders face further potential dilution in any new financing.

During the year ended December 31, 2023, we issued approximately 14.5 million shares of common stock. Our private securities offerings typically offer convertible securities, including notes and warrants. Those warrants often include provisions that require investors to pay for the underlying shares with cash, which if executed would generate working capital for the company. Any additional capital that we raise would dilute the interest of the current stockholders and any persons who may become stockholders before such financing. Given the price of our common stock, such dilution in any financing of a significant amount could be substantial.

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

Risks Related to Privacy, Cybersecurity, and Our Technology

Our business involves the use, transmission and storage of confidential information, and the failure to properly safeguard such information could result in significant reputational harm.

We may at times collect, store, and transmit information of, or on behalf of, our clients that may include certain types of confidential information that may be considered personal or sensitive, and that are subject to laws that apply to data breaches. We believe that we take reasonable steps to protect the security, integrity, and confidentiality of the information we collect and store, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts to protect this information, including through a cyber-attack that circumvents existing security measures and compromises the data that we store. If such unauthorized disclosure or access does occur, we may be required to notify persons whose information was disclosed or accessed. Most states have enacted data breach notification laws and, in addition to federal laws that apply to certain types of information, such as financial information, federal legislation has been proposed that would establish broader federal obligations with respect to data breaches. We may also be subject to claims of breach of contract for such unauthorized disclosure or access, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed. The unauthorized disclosure of information, or a cyber-security incident involving data that we store, may result in the termination of one or more of our commercial relationships or a reduction in client confidence and usage of our services. We may also be subject to litigation alleging the improper use, transmission, or storage of confidential information, which could damage our reputation among our current and potential clients and cause us to lose business and revenue.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into the Company’s overall risk management systems, as overseen by the Company’s chief executive officer and board of directors. The Company engages information technology “managed service providers” (MSPs) to manage the Company’s computer and information systems at its three office locations and remote locations. The MSPs are responsible for evaluating and testing the Company’s risk management systems and assessing and remediating potential cybersecurity incidents as appropriate.

The executives in charge of each physical office location are responsible for assessing and managing cybersecurity risks for their locations, and the Company’s chief executive officer is responsible for assessing and managing cybersecurity risks to the Company as a whole. Because none of these individuals has specific training or experience in managing cybersecurity risks, MSPs that have expertise and experience in doing so are retained and relied upon. Our chief executive officer is responsible for escalating any cybersecurity matters as appropriate, in consultation with our legal counsel. Our board of directors is ultimately responsible for oversight of cybersecurity risk management and receives regular reports from Company management.

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

We also lease approximately 22,000 square feet of office, warehouse, lab and manufacturing space at 105 Fordham Road, Oak Ridge, Tennessee, for our professional engineering division, BioLargo Engineering, Science & Technologies, LLC, and our battery company, BioLargo Energy.

We also lease approximately 1,500 square feet of office and lab space from the University of Alberta. These offices serve as our primary research and development facilities and is the home of our subsidiary, BioLargo Canada.

Our telephone number is (888) 400-2863.

ITEM 3.  LEGAL PROCEEDINGS

Our company is not presently a party to any legal proceeding.

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

Holders

As of March 27, 2024, there were approximately 600 registered holders of our common stock. This does not include beneficial owners.

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Securities Authorized for Issuance Pursuant to Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2023

	Number of securities to be	Weighted average
	issued upon exercise of	exercise price of	Number of securities
	outstanding options,	outstanding options,	remaining available for
	warrants and rights	warrants and rights	future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	42,672,533 (1)	$0.20	9,327,467
Equity compensation plans not approved by security holders(2)	17,375,044	$0.39	n/a
Total	60,047,577	$0.26	9,327,467

(1)

Includes 1,564,085 shares issuable under the 2007 Equity Plan, which expired September 6, 2017; includes 41,108,448 shares issuable under the 2018 Equity Incentive Plan adopted by the Board on March 7, 2018 and subsequently approved by stockholders on May 23, 2018.

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

During the three months ended December 31, 2023, we issued 68,502 shares of our common stock to reduce amounts owed to a vendor in the aggregate amount of $11,000.

During the three months ended December 31, 2023, we sold 2,894,739 shares of our common stock and received $550,000 in gross proceeds, and $495,000 in net proceeds, from fourteen accredited investors. In addition to the shares, we issued the investors six-month warrants to purchase an aggregate 2,894,739 additional shares at $0.228 per share, and five-year warrants to purchase an aggregate 2,894,739 additional shares at $0.285 per share. Commissions paid to a licensed broker included a 10% cash fee and a warrant to purchase 10% of the shares purchased.

In December 2023, Clyra Medical began an offering of its common stock and warrants, and received $35,000 in gross and net proceeds from one accredited investor, and in exchange issued the investors 7,000 shares of its common stock and a warrant to purchase 3,500 shares of common stock at $7.50 per share.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2023, unless expressly stated otherwise, and we undertake no duty to update this information.

Results of Operations—Comparison of the years ended December 31, 2023 and 2022

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

●	Clyra Medical, which develops and sells medical products based on our technology;

●	BioLargo Canada, located in Edmonton, Alberta Canada, our primary research and development activities; and

●	Our corporate operations, which support the operating segments with legal, accounting, human resources, and other services.

Our consolidated revenue for the year ended December 31, 2023 was $12,230,000, which is a 108% increase over the same period in 2022. Services revenue decreased 47% (by $680,000), while revenue from product sales increased by 158%, $7,026,000. The decrease in service revenues was related to the focus by our subsidiary BLEST on supporting internal projects such as the AEC and battery technology, as opposed to servicing third-party clients. The increase in product revenues was almost entirely due to an increase in the volume of sales of private-label odor-control products, specifically the Pooph branded pet-odor product.

ONM Environmental

Our wholly-owned subsidiary ONM Environmental generates revenues through sales of our flagship product CupriDyne Clean, by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and through sales of private-label products based on our CupriDyne Clean technology.

Revenue (ONM Environmental)

ONM Environmental’s revenues for the year ended December 31, 2023, were $11,440,000, an increase of $7,066,000 or 162% from the same period in 2022. The increase in revenues was almost entirely due to an increase in the volume of sales of private label odor-control products, specifically the Pooph branded pet-odor product (which increased by $6,905,000).  Because ONM Environmental has no control over the marketing and sales activity or levels of Pooph, it cannot predict sales volumes related to it in future periods. Pooph management has indicated their intentions to continue their national advertising campaign as they place the product in national retail chains, including the introduction of the product in Walmart nationally. While they have performed well in the past, their execution of those future plans has inherent risks that are out of our control. (See the Risk Factor above titled “A significant portion of our revenue is concentrated with one customer.”)

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM Environmental’s costs of goods increased 4% in 2023 to 49%. The increase was related to normal price fluctuations for raw materials.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s SG&A expenses were $1,472,000 in 2023, compared to $1,276,000 in 2022. We expect these expenses to remain approximately the same in 2024.

Operating Income (ONM Environmental)

ONM Environmental generated operating income of $4,335,000 in 2023, compared to an operating income of $1,130,000 in 2022. The increase in operating income is due almost entirely to an increase in the sales of its Pooph branded pet odor product. As the marketing and sales of that product is in the sole control of a third party, we have no way of determining whether these sales will decrease or increase in the current year, and thus have no way to determining whether ONM Environmental will have an operating income in the current year.

BLEST (engineering division)

Revenue (BLEST)

BLEST generated $770,000 of revenue from third parties in 2023, compared to $1,453,000 in 2022, representing a 47% decrease from the prior year. In addition to providing service to third party clients, BLEST provides services to BioLargo and its subsidiaries for internal BioLargo projects. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements. In the year ended December 31, 2023, it totaled $1,627,000, primarily used to further engineer and develop our AEC PFAS treatment system and battery technology. The decrease in third party revenue in 2023 as compared to 2022 is a result of BLEST's focus on these internal projects.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor, materials, as well as subcontracted labor costs. In 2023, its cost of services were 51% of its revenues, versus 61% in 2022. This decrease is due to contracts with better margins. We expect the cost of services to remain consistent in 2024 based on the contracts currently in progress.

Selling, General and Administrative Expense (BLEST)

BLEST's SG&A expenses were $722,000 in 2023, compared to $549,000 in 2022, due to increased head-count related expenses. We expect these expenses to continue to increase in the current year as more resources are devoted to BLEST's operations.

Operating Loss (BLEST)

BLEST had an operating loss of $1,619,000 in 2023, compared to an operating loss of $452,000 in 2022. This operating loss is reflective of the focus at BLEST on internal BioLargo projects. While we are unable to record revenues generated from services by the engineering group to other BioLargo operating divisions for important projects such as the development of the AOS and AEC technologies, it is important to note that its net loss would be eliminated if it were selling these services to a third party at fair market value. Because the subsidiary had a net loss, we invested cash during the year to allow it to maintain operations.

Selling, General and Administrative Expense – consolidated

Our Selling, General and Administrative expense (“SG&A”) include both cash (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). Our consolidated SG&A increased by 20% ($1,327,000) in the year ended December 31, 2023, to $8,058,000. Our non-cash expenses (through the issuance of stock and stock options) were $2,508,000 in 2023, compared with $2,071,000 in 2022. Our SG&A expenses included (in thousands):

	December 31, 2023	December 31, 2022
Salaries and payroll related	$2,746	$2,754
Professional fees	703	629
Consulting	1,413	867
Office expense	1,853	1,502
Board of director expense	434	401
Sales and marketing	481	287
Investor relations	428	291
Totals	$8,058	$6,731

The increases in professional fees, consulting, office expense, and sales and marketing were due to increased company activities and revenues, including new company projects such as the liquid sodium battery. Office expense increased due to an increase in square footage of rented space and an increase in general office expenses related to expanded operations. Board of director expense increased due to the replacement of expired out-of-the-money options.

Impairment Expense

During each of the years ended December 31, 2023 and 2022, management recognized $394,000 and $197,000, respectively, impairment of Clyra’s prepaid marketing asset (see Note 10).

Research and Development

In the year ended December 31, 2023, we spent $2,282,000 in the research and development of our technologies and products. This was an increase of 73% ($963,000) compared to 2022, due to increased activity related to development of AEC and battery products.

Other Income and Expense

Primarily through our wholly owned Canadian subsidiary, we have been awarded more than 80 research grants over the years from various public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. The amount of grant income decreased $38,000 in the year ended December 31, 2023, to $36,000. Grant funds paid directly to third parties are not included as income in our financial statements.

Our Canadian subsidiary applied for and received a refund on our income taxes pursuant to the “Scientific Research and Experimental Development Program”, a Canadian federal tax incentive program designed to encourage Canadian businesses to conduct research and development in Canada. For the years ended December 31, 2023 and 2022, we recorded an expense of $54,000 and a refund of $63,000, respectively.

Interest expense

Our interest expense for the year ended December 31, 2023, was $91,000, an increase of 72% compared with 2022. The significant increase in interest expense is related to the timing of when we entered into our debt obligations as there was a full year of interest during 2023 versus 2022. During 2023, $58,000 was paid in cash and $33,000 related to the amortization of debt discounts related to warrants issued in conjunction with debt instruments.  During 2022, $36,000 was paid in cash. Our non-cash interest expenses were $17,000 in amortization of debt discounts related to warrants issued in conjunction with debt instruments.

As of December 31, 2023, the total debt on our balance sheet was $258,000, not including $234,000 owed by Clyra Medical. The $258,000 is comprised of $190,000 is from SBA loans at low interest rates, and a $68,000 vehicle loan. We do not intend to take on additional debt in the current year, and expect our interest expense in 2024 to decrease as compared with 2023.

Net Loss

Net loss for the year ended December 31, 2023, was $4,648,000 a loss of $0.02 per share, compared to a net loss for the year ended December 31, 2022, of $5,132,000 a loss of $0.02 per share, a decrease in net loss of 13%. Our net loss this year declined because of the increase in gross margin related to our increase in revenues, offset by a smaller increase of selling, general and administrative expense.

The net income (loss) per business segment is as follows (in thousands):

	Year ended	Year ended
Net income (loss)	December 31, 2023	December 31, 2022
ONM Environmental	$4,329	$1,304
BLEST	(1,619)	(425)
Clyra Medical	(2,097)	(1,412)
BioLargo Canada	(713)	(604)
BETI	(1,179)	—
BioLargo corporate	(3,369)	(3,995)
Consolidated net loss	$(4,648)	$(5,132)

In the year ended December 31, 2023, approximately 68% of our net loss was attributable to non-cash expenses, including $2,124,000 of stock option compensation expense (of which $260,000 was from options issued by Clyra Medical), $384,000 of services paid by the issuance of our common stock, and $394,000 related to the impairment of our Clyra prepaid marketing agreement. (See Note 10).

In the year ended December 31, 2022, approximately 50% of our net loss was attributable to non-cash expenses, including $2,071,000 of stock option compensation expense (of which $408,000 was from options issued by Clyra Medical), and $291,000 of services paid by the issuance of our common stock.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the year ended December 31, 2023, we had a net loss of $4,648,000, used $2,295,000 cash in operations, and at December 31, 2023, we had working capital of $3,652,000, and current assets of $6,362,000. We do not believe gross profits in 2024 will be sufficient to fund our current level of operations, and therefore we will have to obtain further investment capital to continue to fund operations. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. As of December 31, 2023, our cash and cash equivalents totaled $3,539,000, and our total liabilities included $492,000 in debt obligations, of which $234,000 were owed by Clyra Medical. Of the remaining amount, $66,000 is due within one year.

During the year ended December 31, 2023, we generated revenues of $12,230,000, through our subsidiaries (see Note 12).  Other than ONM Environmental, our subsidiaries did not generate enough revenues or gross profits to fund their operations or fund our corporate operations or other business segments. To meet our cash obligations, during the year-ended December 31, 2023, we (i) sold $995,000 of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) (see Note 3), (ii) sold $1,158,000 of our common stock and warrants to accredited investors (see Notes 3 and 6), (iii) sold $1,575,000 of Clyra Medical Series A Preferred Stock and $35,000 of Clyra Medical common stock (see Note 10), and (iv) sold 1,005,000 of BETI common stock (see Note 9). If we are unable to rely on our current arrangement with Lincoln Park to fund our working capital requirements, we will have to rely on other forms of financing, and there is no assurance that we will be able to do so, or if we do so, it will be on favorable terms. To reduce our operational cash burdens, we regularly issue officers and vendors stock or options in lieu of cash, and anticipate that we will continue to be able to do so in the future. We and Clyra Medical have continued to sell common stock to Lincoln Park for working capital subsequent to December 31, 2023 (see Note 14).

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

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2023 and 2022, approximate their respective fair values because of the short-term nature of these instruments. Such instruments include cash, accounts receivable, prepaid assets, accounts payable, line of credit, and other assets and liabilities. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2023 and 2022 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

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

Management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management has recognized the material weakness, nothing additionally has changed in internal controls over financial reporting in the fourth quarter or the fiscal year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023, in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”).

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

3. Exhibits. See the Exhibit Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Certificate of Amendment to Certificate of Incorporation, filed August 30, 2022	Form 10-Q	11/14/2022
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.7	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.8	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.9	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.10	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.11	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020

4.12	Warrant issued in BioLargo Unit Offerings	Form 10-Q	8/14/2020
4.13	Amendment to March 2018 $50,000 Convertible Note, dated March 1, 2021	Form 10-K	3/30/2021
4.14	Warrant issued to $50,000 Convertible Noteholder on March 1, 2020	Form 10-K	3/30/2021
4.15	Satisfaction of March 2018 $50,000 Convertible Note, dated March 6, 2023	Form 10-K	3/31/2023
10.1	BioLargo license to Clyra Medical Technologies, Inc., dated March 1, 2024		filed herewith
10.2	Clyra Medical Technologies, Inc. license to BioLargo dated March 1, 2024		filed herewith
10.3	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.4	Commercial Office Lease Agreement for Westminster California	Form 8-K	8/24/2016
10.5†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.6†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.7†	Lock-Up Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.8	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.9	Form of Employment Agreement for Engineering subsidiary employee (BLEST)	Form 8-K	9/8/2017
10.10	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.11†	Joseph L. Provenzano Employment Agreement dated May 28, 2019	Form 8-K	6/24/2019
10.12	Purchase Agreement, dated as of March 30, 2020 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	3/31/2020
10.13	Amendment dated June 30, 2020 to Consulting Agreement dated December 30, 2015 between Clyra Medical and Beach House Consulting LLC	Form 8-K	7/7/2020
10.14†	2022 Engagement Extension Agreement with CFO	Form 8-K	3/24/2022
10.15	Registration Rights Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	12/19/2022
10.16	Purchase Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	12/19/2022

10.17	Form of indemnity agreement between the Company at its officers and directors	Form 10-K	3/31/2022
10.18†	2023 Engagement Extension Agreement with CFO	Form 8-K	3/27/2023
10.19	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of Clyra Medical Series A Preferred Stock	Form 10-Q	5/17/2023
10.20	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of BioLargo Energy Technologies, Inc. common stock	Form 10-Q	5/17/2023
14.1	Code of Ethics	Form 10-KSB	11/16/2004
21.1*	List of Subsidiaries of the Registrant		filed herewith
23.1*	Consent of Hacker Johnson & Smith PA		filed herewith
23.2*	Consent of Haskell & White LLP		filed herewith
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.		filed herewith
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: April 1, 2024	By:	/s/ Dennis P. Calvert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert	Chairman of the Board, Chief	April 1, 2024
Dennis P. Calvert	Executive Officer and President

/s/ Charles K. Dargan II	Chief Financial Officer	April 1, 2024
Charles K. Dargan II	(principal financial officer and principal accounting officer)

/s/ Kenneth R. Code	Chief Science Officer and Director	April 1, 2024
Kenneth R. Code

/s/ Joseph L. Provenzano	Executive Vice President, Corporate	April 1, 2024
Joseph L. Provenzano	Secretary and Director

/s/ Jack B. Strommen	Director	April 1, 2024
Jack B. Strommen

/s/ Dennis E. Marshall	Director	April 1, 2024
Dennis E. Marshall

/s/ Linda Park	Director	April 1, 2024
Linda Park

/s/Christina Bray	Director	April 1, 2024
Christina Bray

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors BioLargo, Inc.

Westminster, California:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioLargo, Inc. and Subsidiaries (the "Company"), as of December 31, 2023 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative cash flow from operations and has a significant accumulated deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

To the Stockholders and the Board of Directors BioLargo, Inc.

Page Two

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Fair Value of Stock Options - Critical Audit Matter Description

As more fully described in Notes 2, 5 and 10 to the consolidated financial statements, the Company issues options from both BioLargo, Inc. as well as its partially-owned subsidiary, Clyra Medical. Management uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The Black-Scholes option-pricing model involves the use of significant estimates, including the following:

-	Risk-free interest rate;
-	Expected stock price volatility;
-	Expected dividend yield; and
-	Expected life of the award.

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

To the Stockholders and the Board of Directors BioLargo, Inc.

Page Three

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding over the Company's process to estimate the fair value of stock options, including how the Company develops each of the estimates required to utilize the Black-Scholes option- pricing model. We applied the following audit procedures related to testing the Company's estimates utilized in the Black-Scholes option-pricing model:

-	We compared the Company's risk-free interest rate used to the comparable United States Treasury yield for a term comparable to the stock options' expected term.
-

We recalculated the Company's historical stock price volatility for a term comparable to the stock options' expected term. For Clyra Medical, we recalculated a comparable public company's historical share price volatility for a term comparable to the stock options' expected term.

-

We performed a look-back at the Company's previously issued dividends, noting there were none. We inquired with management of the Company who informed us that no future dividends were currently anticipated.

-

We agreed the expected term of stock options granted to employees and nonemployees to the original contractual term of the option as management deems it likely they will remain outstanding for the entire original term. We further noted that this was consistent with historical options granted.

In addition, we reviewed management's analysis over the fair value of the common stock price and discount that was used on the estimated fair value of the Clyra Medical stock options. We noted that Clyra Medical is a private company and therefore its common stock is not actively traded. We reviewed both the common stock and preferred stock sales history of Clyra Medical, noting the last sales prices. Management concluded that both the illiquidity and lack of marketability warranted a discount to the estimated fair value calculated using the Black-Scholes option-pricing model. From our review of the common stock sales history of Clyra Medical, we noted that the infrequent common stock sales support management's assertions of both illiquidity and lack of marketability. We further researched published articles on valuation discounts and noted that the liquidity and lack of marketability discount used by management was within a reasonable range.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

We have served as the Company's auditor since 2023.

April 1, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BioLargo, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BioLargo, Inc. and Subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Report of Independent Registered Public Accounting Firm (continued)

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion

Critical Audit Matters

The critical audit matters communicated below are matters arising from the 2022 audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

HASKELL & WHITE LLP

We have served as the Company’s auditor from 2011 to 2023.

Irvine, California

March 31, 2023

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share data)

	DECEMBER 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$3,539	$1,851
Accounts receivable, net of allowance	2,612	1,064
Inventories, net of allowance	153	120
Prepaid expenses and other current assets	58	118
Total current assets	6,362	3,153

Equipment and leasehold improvements, net of depreciation	662	287
Other non-current assets	70	124
Investment in South Korean joint venture	19	33
Right of use, operating lease, net of amortization	1,092	867
Clyra Medical prepaid marketing (Note 10)	—	394
Total assets	$8,205	$4,858

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,488	$940
Clyra Medical accounts payable and accrued expenses	397	238
Clyra Medical debt obligations (Note 10)	234	—
Debt obligations, net of discount (Note 4)	66	100
Contract liabilities	303	17
Lease liabilities	105	97
Deposits	117	184
Total current liabilities	2,710	1,576

Long-term liabilities:
Debt obligations, net of current (Note 4)	289	237
Lease liability, net of current	1,004	773
Clyra Medical debt obligations (Note 10)	—	261
Total long-term liabilities	1,293	1,271
Total liabilities	4,003	2,847

CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY:
Preferred Series A, $0.00067 par value, 50,000,000 shares authorized, no shares issued and outstanding, at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.00067 par value, 400,000,000 shares authorized, 292,945,747 and 278,462,706 shares issued and outstanding, at December 31, 2023 and December 31, 2022	196	186
Additional paid-in capital	154,023	148,435
Accumulated deficit	(147,098)	(143,594)
Accumulated other comprehensive loss	(277)	(149)
Total BioLargo Inc. and subsidiaries stockholders’ equity	6,844	4,878
Non-controlling interest (Note 9, 10 and 11)	(2,642)	(2,867)
Total stockholders’ equity	4,202	2,011
Total liabilities and stockholders’ equity	$8,205	$4,858

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for per share data)

	Year ended December 31,
	2023	2022

Revenue
Product revenue	$11,460	$4,434
Service revenue	770	1,450
Total revenue	12,230	5,884

Cost of revenue
Cost of goods sold	(5,681)	(2,177)
Cost of service	(395)	(850)
Total cost of revenue	(6,076)	(3,027)
Gross profit	6,154	2,857

Operating expenses:
Selling, general and administrative expenses	8,058	6,731
Research and development	2,282	1,319
Impairment expense	394	197
Total operating expenses	10,734	8,247
Operating loss	(4,580)	(5,390)

Other income (expense):
PPP forgiveness	—	174
Grant income	36	74
Tax credit (expense) income	(13)	63
Interest expense	(91)	(53)
Total other income	(68)	258

Net loss	(4,648)	(5,132)
Net loss attributable to noncontrolling interest	(1,144)	(659)
Net loss attributable to common stockholders	$(3,504)	$(4,473)

Net loss per share attributable to common stockholders:
Loss per share attributable to stockholders – basic and diluted	$(0.02)	$(0.02)
Weighted average number of shares of common stock outstanding:	285,956,852	268,302,234

Comprehensive loss attributable to common stockholders:
Net loss	$(4,648)	$(5,132)
Foreign currency translation adjustment	(128)	(34)
Comprehensive loss	(4,776)	(5,166)

Comprehensive loss attributable to noncontrolling interest	(1,144)	(659)
Comprehensive loss attributable to common stockholders	$(3,632)	$(4,507)

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands, except for share data)

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Accumulated	comprehensive	controlling	stockholders'
	Shares	Amount	capital	deficit	Loss	interest	equity

Balance, December 31, 2021	255,893,726	$171	$143,718	$(139,121)	$(115)	$(3,720)	$933
Sale of stock for cash	19,580,225	13	3,604	—	—	—	3,617
Stock issued as commitment fee	1,250,000	1	(1)	—	—	—	—
Issuance of common stock for services	1,448,512	1	290	—	—	—	291
Stock option exercise	290,243	—	40	—	—	—	40
Stock option expense	—	—	1,663	—	—	—	1,663
Noncontrolling interest allocation	—	—	(1,287)	—	—	1,287	—
Clyra stock option expense	—	—	408	—	—	—	408
Clyra preferred stock offering	—	—	—	—	—	225	225
Net loss	—	—	—	(4,473)	—	(659)	(5,132)
Foreign currency translation	—	—	—	—	(34)	—	(34)
Balance, December 31, 2022	278,462,706	$186	$148,435	$(143,594)	$(149)	$(2,867)	$2,011
Stock for cash	12,003,517	8	2,145	—	—	—	2,153
Stock for service	1,951,541	2	382	—	—	—	384
Stock share exchange - VB	527,983	—	—	—	—	—	—
Warrant Interest	—	—	30	—	—	—	30
Stock option expense	—	—	1,864	—	—	—	1,864
Clyra stock option expense	—	—	260	—	—	—	260
Clyra stock option exercise	—	—	3	—	—	—	3
Clyra preferred stock offering	—	—	—	—	—	1,575	1,575
Clyra common unit offering	—	—	—	—	—	35	35
Clyra Preferred Series A dividend	—	—	—	—	—	(242)	(242)
BETI common stock offering	—	—	—	—	—	905	905
Noncontrolling interest allocation	—	—	904	—	—	(904)	—
Net loss	—	—	—	(3,504)	—	(1,144)	(4,648)
Foreign currency translation	—	—	—	—	(128)	—	(128)
Balance, December 31, 2023	292,945,747	$196	$154,023	$(147,098)	$(277)	$(2,642)	$4,202

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for per share data)

	YEAR ENDED DECEMBER 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,648)	$(5,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	2,124	2,071
Common stock issued for services	384	291
Impairment expense	394	197
Inventory reserve	54	158
Amortization of right-of-use operating lease assets	169	—
Interest expense related to amortization of the discount on convertible notes payable	3	17
Fair value of warrants issued for interest	30	—
Loss on investment in South Korean joint venture	14	15
PPP forgiveness	—	(174)
Amortization and depreciation expense	103	45
Bad debt expense	85	—
Changes in assets and liabilities:
Accounts receivable	(1,633)	(551)
Inventories	(89)	(35)
Accounts payable and accrued expenses	548	382
Clyra accounts payable and accrued expenses	(83)	8
Contract liabilities	286	(72)
Prepaid expenses and other assets	116	(90)
Lease liability, net	(155)	3
Deposits	(67)	105
Net cash used in operating activities	(2,365)	(2,762)
Cash flows from investing activities:
Equipment purchases	(478)	(271)
Net cash used in investing activities	(478)	(271)
Cash flows from financing activities:
Proceeds from sale of common stock	2,153	3,617
Proceeds from Clyra Medical stock option exercise	3	—
Proceeds from BioLargo stock option exercise	—	40
Proceeds from debt obligation, net	65	—
Repayment by Clyra Medical on debt obligation	(27)	(26)
Proceeds from sale of preferred stock in Clyra Medical	1,575	225
Proceeds from sale of common stock in Clyra Medical	35	—
Proceeds from Clyra Medical note payable	—	100
Proceeds from sale of BETI common stock	855	—
Net cash provided by financing activities	4,659	3,956
Net effect of foreign currency translation	(128)	(34)
Net change in cash	1,688	889
Cash and cash equivalent at beginning of year	1,851	962
Cash and cash equivalent at end of year	$3,539	$1,851
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$58	$36
Income taxes	$—	$3
Short-term lease payments not included in lease liability	$52	$99
Non-cash investing and financing activities:
Clyra preferred series A dividend	$242	$—
BioLargo debt obligations exchanged for BETI noncontrolling interest	$50	$—
Fair value of common stock issued to Lincoln Park as finance fee	$—	$240
Present value of new operating right of use and lease liability	$394	$443
Allocation of stock option expense within noncontrolling interest	$904	$1,287

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

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. During the year ended December 31, 2023, we generated revenues of $12,230,000 through our business segments (see Note 12), had a net loss of $4,648,000, used $2,365,000 cash in operations, and at December 31, 2023, we had working capital of $3,652,000, and current assets of $6,362,000. We did not generate enough revenues or gross profits to fund our operations during the year, and thus to meet our cash obligations we (i) sold $995,000 of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) (see Note 3), (ii) sold $1,158,000 of our common stock and warrants to accredited investors (see Notes 3 and 6), (iii) sold $1,575,000 of Clyra Medical Series A Preferred Stock and $35,000 of Clyra common stock (see Note 10), and (iv) sold $raised $1,005,000 from the sale of its common stock (of that amount, $100,000 was invested by BioLargo, and $50,000 was from the conversion of BioLargo debt).  (See Note 4).  We have been, and anticipate that we will continue to be, limited in terms of our capital resources, and expect to continue to need further investment capital to fund operations.

We intend to reinvest available cash into business operations and intend to continue to seek further investment capital for the remainder of this year. We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization

We are a Delaware corporation formed in 1991. We have five wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc., organized under the laws of the State of California in 2009; BioLargo Equipment Solutions & Technologies, Inc., organized under the laws of the State of California in 2022; BioLargo Canada, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 96% (see Note 9) of BioLargo Energy Solutions Technologies, Inc. ("BETI") organized under the laws of the State of California in 2019, 53% (see Note 10) of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012 and redomiciled to Delaware in 2023, and 82% (see Note 11) of BioLargo Engineering Science and Technologies, LLC (“BLEST”), organized under the laws of the State of Tennessee in 2017. We consolidate the financial statements of our partially owned subsidiaries (see Note 2, subheading “Principles of Consolidation”).

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and partially-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The Company has designated the functional currency of BioLargo Canada to be the Canadian dollar. Therefore, translation gains and losses resulting from differences in exchange rates are recorded in accumulated other comprehensive loss.

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

As of December 31, 2023 and 2022, our cash balances were made up of the following (in thousands):

	December 31, 2023	December 31, 2022
BioLargo, Inc. and subsidiaries	$3,142	$1,685
Clyra Medical Technologies, Inc.	397	166
Total	$3,539	$1,851

Accounts Receivable

In  June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, which sets out the principles for the recognition of measurement of credit losses on financial instruments, including trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The new standard was effective for the Company beginning  January 1, 2023 and primarily impacted accounts receivable.

Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that  may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for expected credit losses. A credit less expenses for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, and the Company’s historical experience. Expected credit losses are recorded to general and administrative expenses. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of  December 31, 2023, and  December 31, 2022, the allowance for expected credit losses was $84,000 and $12,000, respectively. During the year ended December 31, 2023, the Company wrote off as bad debt expense $85,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the year ended December 31, 2023, there was one customer that accounted for more than 10% of consolidated revenues, and during the year ended December 31, 2022, there were two customers that each accounted for more than 10% of consolidated revenues, as follows:

	December 31, 2023	December 31, 2022
Customer A	82%	47%
Customer B	<10%	10%

We had one customer that accounted for more than 10% of consolidated accounts receivable at December 31, 2023 and 2022, as follows:

	December 31, 2023	December 31, 2022
Customer A	68%	24%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of   December 31, 2023 and 2022 was $212,000 and $158,000, respectively. Inventories consisted of (in thousands):

	December 31, 2023	December 31, 2022
Raw material	$79	$46
Finished goods	74	74
Total	$153	$120

Other Non-Current Assets

Other non-current assets consisted of (i) security deposits related to our business offices, (ii) three patents acquired on  October 22, 2021, for $34,000, of which $13,000 was paid in cash and the remaining $21,000 was paid through the issuance of 125,000 shares of common stock at $0.17 per share.  The tax credit receivable in 2022 is from the Canadian government related to a research and development credit from our Canadian subsidiary for which we’ve applied for and received in prior periods.  This tax credit in 2022 was reversed in 2023, as it was determined during 2023, that our Canadian subsidiary would not be eligible for the credit as it did not generate taxable income.

	December 31, 2023	December 31, 2022
Patents	$34	$34
Security deposits	36	36
Tax credit receivable	—	54
Total	$70	$124

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

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheet and record an increase or decrease the recorded balance by our percentage ownership of the profits or losses in the joint venture. During the years ended December 31, 2023 and 2022, the joint venture incurred a loss and our 40% ownership share reduced our investment interest by $14,000 and $15,000, respectively.

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

For the year ended December 31, 2023, management determined that there was complete impairment of Clyra’s prepaid marketing asset (see Note 10). Impairment expense related to Clyra's prepaid marketing asset for the years ended December 31, 2023 and 2022 is $394,000 and $197,000, respectively.

Loss Per Share

We report basic and diluted loss per share (“LPS”) for common and common share equivalents. Basic LPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted LPS is computed by adding to the weighted average shares the dilutive effect if convertible notes payable, stock options and warrants were exercised into common stock. For the years ended December 31, 2023 and 2022, the denominator in the diluted LPS computation is the same as the denominator for basic LPS due to the Company’s net loss which creates an anti-dilutive effect of the convertible notes payable, warrants and stock options.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the year reported. Actual results could differ from those estimates. Estimates are used when accounting for stock-based transactions, debt transactions, derivative liabilities, allowance for bad debt, asset depreciation and amortization, impairment expense, among others.

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

The following methodology and assumptions were used to calculate share-based compensation for the years ended December 31, 2023 and 2022:

		2023		2022
	Non Plan	2018 Plan	Non Plan	2018 Plan
Risk free interest rate	3.48 - 3.58%	3.48 - 4.45%	2.32 - 3.83%	2.32 - 3.83%
Expected volatility	114%	102 - 114%	114 - 117%	114 - 117%
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Life in years	10	10	10	10

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

The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative and not qualify for equity treatment, then it is measured at fair value using the Black Scholes option model, and recorded as a liability on the consolidated balance sheets. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”).

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

The Company has outstanding contract liability obligations of $303,000 and $17,000  as of  December 31, 2023, and 2022, respectively.  The outstanding balance will be recognized per the terms of the contracts. Our Canadian subsidiary had a customer deposit outstanding at  December 31, 2023, and 2022, totaling $113,000, that was awarded as part of a grant for a particular project that has been delayed.  ONM Environmental had a customer deposit outstanding at  December 31, 2023, and 2022, totaling $4,000 and $71,000, related to customer purchase orders not yet fulfilled.

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

Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of asset and liabilities. Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax asset and liabilities of a change in tax rates is recognized in operations in the year that includes the enactment date.

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. Management believes there are no unrecognized tax benefits or uncertain tax positions as of December 31, 2023 and 2022.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of December 31, 2023. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2023 and 2022 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, accounts payable, line of credit, and other assets and liabilities. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

Tax Credits

Our research and development activities in Canada may entitle our Canadian subsidiary to claim benefits under the “Scientific Research and Experimental Development Program”, a Canadian federal tax incentive program designed to encourage Canadian businesses of all sizes and in all sectors to conduct research and development in Canada. Benefits under the program include credits to taxable income. If our Canadian subsidiary does not have taxable income in a reporting period, we will not receive tax refund from the Canadian Revenue Authority.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

At inception of a lease contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. We have no leases classified as finance leases. For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, management estimates the incremental borrowing rate, which currently is estimated to be 18%. Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Lease components are included in the measurement of the initial lease liability. Additional payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability. Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.  As of December 31, 2023 and 2022, the right-of-use assets totaled $1,092,000, and $867,000, respectively.  As of December 31, 2023 and 2022, the lease liability totaled $1,109,000 and $870,000, respectively, on our consolidated balance sheets related to our operating leases.

Equipment

Equipment and leasehold improvements is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 - 10 years. Additions, renewals, and betterments that significantly extend the life of the asset are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any related gain or loss is reflected in income for the period.

Noncontrolling Interest

A noncontrolling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Noncontrolling interests are required to be presented as a separate component of equity on a consolidated balance sheets. Accordingly, the presentation of net income (loss) is modified to present the income (loss) attributed to controlling and non-controlling interests. The noncontrolling interest on the Company’s consolidated balance sheets represents equity not held by the Company. In accordance with ASC 810-10-20, “Noncontrolling Interests” BioLargo consolidates three non-wholly owned subsidiaries - Clyra, BLEST and BETI. Noncontrolling interest of Clyra represents 47% as of December 31, 2023 and 2022.  Noncontrolling interest of BLEST represents 23% and 18% as of December 31, 2023, and 2022, respectively.  Noncontrolling interest of BETI represents 4% as of December 31, 2023.  BETI started operations in 2023.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The main provisions are:

1.

Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”).

2.

Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss.

3.	Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods.
4.

Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit

5.

Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.

6.	Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280.

This Update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management has evaluated the update and has adopted it for the year ended December 31, 2023 and future reporting periods. This adoption had no significant impact on our consolidated financial statements. Management has made the additional disclosures in our segment note (see Note 12), required by this ASU.

Note 3. Sale of Stock for Cash

Lincoln Park Financing

On  December 13, 2022, we entered into a stock purchase agreement (the “2022 LPC Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us at our request up to an aggregate of $10,000,000 of our common stock (subject to certain limitations) from time to time over a period of three years. The agreement allows us, at our sole discretion, to direct Lincoln Park to purchase shares of our common stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that  may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior 12 business days. There are no restrictions on future financings, rights of first refusal, participation rights, penalties, or liquidated damages other than a prohibition on entering into a “Variable Rate Transaction,” as defined in the agreement. Concurrently with the 2022 LPC Purchase Agreement, we entered into a Registration Rights Agreement, pursuant to which we filed a registration statement on Form S-1 with the SEC on  December 23, 2022. This registration statement was declared effective on  January 19, 2023.  Pursuant to the 2022 LPC Purchase Agreement, we issued 1,250,000 shares to Lincoln Park as a commitment fee, valued at $240,000 and recorded as additional-paid-in-capital on our consolidated statement of stockholders' equity.

During the years ended December 31, 2023 and 2022, we sold 3,833,230 and 6,011,701 shares of our common stock to Lincoln Park, and received $995,000 and $1,253,000, respectively, in gross and net proceeds.

Unit Offerings

During the year ended  December 31, 2023, and 2022 we sold 8,170,287 and 13,568,524 shares of our common stock and received $1,158,000 and $2,364,000, respectively, in gross and net proceeds from accredited investors. In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares. (See Note 6, “Warrants Issued in Unit Offering”.)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of  December 31, 2023 and 2022 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 10, “Debt Obligations of Clyra Medical”).

	December 31,

	2023	2022
Current portion of debt:
SBA Paycheck Protection Program loan	$43	$43
Vehicle loan, current portion	13	—
Convertible note payable, matures March 1, 2023	—	50
SBA EIDL Loan, matures July 2053, current portion	10	10
Debt discount, net of amortization	—	(3)
Total current portion of debt	$66	$100

Long-term debt:
SBA Paycheck Protection Program loans, matures May 2025	$97	$97
Vehicle loan, matures March 2029	55	—
SBA EIDL Loan, matures July 2053	137	140
Total long-term debt, net of current	$289	$237

Total	$355	$337

For the years ended December 31, 2023 and 2022, we recorded $91,000 and $53,000 of interest expense related to the amortization of discounts on convertible notes payable and coupon interest from our convertible notes and lines of credit.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible note payable, matures  March 1, 2023

On  March 6, 2023, we entered into an agreement with the holder of a $50,000 note to convert that note into common stock of BETI. As payment for interest, a warrant to purchase 200,000 shares of BioLargo common stock at $0.21 was issued to the investor, expiring five years from the grant date. (See Note 6).

SBA Program Loans

On   February 7, 2022, we received notice that the SBA had forgiven $174,000 of the ONM Environmental $217,000 Paycheck Protection Program (PPP) loan. As of  December 31, 2023, the outstanding balance on this loan totals $43,000. The partial forgiveness decision has been appealed, and during such time, loan payments are deferred.

On  May 12, 2022, we received notice that the SBA had denied the forgiveness application of BLEST’s $97,000 PPP loan. We successfully appealed that decision, and are awaiting formal notification from the SBA of its reversal and full forgiveness of the loan. The maturity date of this loan was officially extended on our request to  May 2025.

In  July 2020, ONM Environmental received an Economic Injury Disaster Loan from the SBA in the amount of $150,000. The note has a 3.75% annual interest rate, requires monthly payments of $700, and matures  July 2053.

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for Services

During the years ended December 31, 2023, and 2022, we issued 1,951,541 and 1,448,512 shares, respectively, to officers, consultants, and other third parties as payment of amounts owed for services provided to our company, and recorded an aggregate $384,000 and $291,000, respectively, in selling general and administrative expense related to these issuances.

Payment of Officer Salaries

During the year ended December 31, 2023, certain of our officers agreed to convert an aggregate $48,000 of accrued and unpaid salary into 292,029 shares of our common stock.  The unpaid salary is converted on the last day of each quarter as follows: on December 31, 2023, we issued 123,178 shares of our common stock at $0.17 per share; on  September 30, 2023, we issued 69,563 shares of our common stock at $0.17 per share; on  June 30, 2023, we issued 68,541 shares of our common stock at $0.18 per share; on  March 31, 2023, we issued 30,747 shares of our common stock at $0.20 per share.

During the year ended  December 31, 2022, certain of our officers agreed to convert an aggregate $120,000 of accrued and unpaid salary into 532,225 shares of our common stock.  The unpaid salary is converted on the last day of each quarter as follows: on  September 30, 2022, we issued 268,330 shares of our common stock at $0.27; on  June 30, 2022, we issued 263,895 shares of our common stock at $0.18 per share.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payment of Consultant Fees

During 2023, certain of our consultants agreed to convert an aggregate $336,000 accrued and unpaid obligations into 1,659,512 shares of our common stock.  The unpaid obligations were converted on the last day of each quarter as follows: on December 31, 2023, we issued 261,276 shares of our common stock at $0.17 per share; on  September 30, 2023, we issued 146,123 shares of our common stock at $0.17 per share; on   June 30, 2023, we issued 352,370 shares of our common stock at $0.18 per share; on   March 31, 2023, we issued 899,743 shares of our common stock at $0.20 per share.

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

Stock Option Expense

During the years ended December 31, 2023 and 2022, we recorded an aggregate $2,124,000 and $2,071,000, respectively, in selling general and administrative expense related to the granting of stock options. We issued options through our 2018 Equity Incentive Plan, and outside of this plan.  Of the aggregate amount issued during the years ended December 31, 2023, and 2022, $260,000 and $408,000, respectively, were issued by our subsidiary Clyra Medical (see Note 10).

2018 Equity Incentive Plan

On June 22, 2018, our stockholders adopted the BioLargo 2018 Equity Incentive Plan (“2018 Plan”) as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be issued under this plan for a period of 10 years. It is set to expire on its terms on June 22, 2028. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The total number of shares reserved and available for awards pursuant to this Plan as of the date of adoption of this 2018 Plan by the Board is 40 million shares. The number of shares available to be issued under the 2018 Plan increases automatically each January 1st by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of December 31, 2023, 50,000,000 shares are authorized under the plan.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity for our stock options under the 2018 Plan during the year ended December 31, 2023, and the year ended December 31, 2022, is as follows:

		Weighted	Weighted
		average	average	Aggregate
	Options	exercise price per	remaining	intrinsic
	outstanding	share	Term	value(1)
Balance, December 31, 2021	23,186,142	$0.19
Granted	6,322,233	$0.22
Exercised	(290,243)	$0.16
Expired	(733,583)	$0.33
Balance, December 31, 2022	28,484,549	$0.19
Granted	12,623,899	$0.17
Balance, December 31, 2023	41,108,448	$0.19	7.7
Non-vested	(5,067,958)	$0.18
Vested, December 31, 2023	36,040,490	$0.19	7.7	$287,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.17 at December 31, 2023.

The options granted to purchase 12,623,899 shares during the year ended  December 31, 2023 with an aggregate fair value of $2,058,000 were issued to officers, board of directors, employees and consultants: (i) we issued options to purchase 560,435 shares of our common stock at an exercise price on the respective grant date ranging between $0.17 - $0.20 per share to our officers to replace options that had expired and resulted in a fair value of $151,000; (ii) we issued options to purchase 2,213,180 shares of our common stock at an exercise price on the respective grant date ranging between $0.17 – $0.20 per share to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $365,000; (iii) we issued options to purchase 4,080,138 shares of our common stock to employees as part of an employee retention plan at an exercise price on the respective date ranging between $0.17 – $0.20 per share; the fair value of employee retention plan options totaled $658,000 and will vest quarterly over four years as long as they are retained as employees; (iv) we issued options to purchase 5,470,146 shares of our common stock to consultants in lieu of cash for expiring options and per agreement totaling $884,000, and (v) we issued 300,000 options to our Chief Financial Officer with a fair value of $56,000 (see “Chief Financial Officer Contract Extension” see below). All stock option expense is recorded on our consolidated statements of operations as selling, general and administrative expense.

As of December 31, 2023, there remains $918,000 of stock option expense to be expensed over the next 4 years.

The options granted to purchase 6,322,233 shares during the year ended December 31, 2022, with an aggregate fair value of $1,329,000 were issued to officers, board of directors, employees and consultants: (i) we issued options to purchase 495,135 shares of our common stock at an exercise price on the respective grant date of $0.17 and $0.23 per share to our CFO and President to replace options that had expired and resulted in a fair value of $97,000; (ii) we issued options to purchase 1,861,456 shares of our common stock at an exercise price on the respective grant date ranging between $0.18 – $0.27 per share to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $401,000; (iii) we issued options to purchase 2,933,901 shares of our common stock to employees as part of an employee retention plan at an exercise price on the respective date ranging between $0.18 – $0.27 per share; the fair value of employee retention plan options totaled $608,000 and will vest quarterly over four years as long as they are retained as employees; (iv) we issued options to purchase 731,741 shares of our common stock to consultants in lieu of cash for expiring options and per agreement totaling $155,000, and (v) we issued 300,000 options to our Chief Financial Officer with a fair value of $68,000 (see “Chief Financial Officer Contract Extension” see below). All stock option expense is recorded on our consolidated statements of operations as selling, general and administrative expense.

Chief Financial Officer Contract Extension

On  March 21, 2023, we and our Chief Financial Officer Charles K. Dargan, II formally agreed to extend the engagement agreement dated  February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as the Company’s Chief Financial Officer. The Engagement Extension Agreement dated as of  March 21, 2023 (the “Engagement Extension Agreement”) provides for an additional one-year term to expire  January 31, 2024 (the “Extended Term”), after which Mr. Dargan will continue to serve as CFO, unless and until either party terminates the agreement. As the sole compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 25,000 shares of the Company’s common stock for each month during the Extended Term (thus, an option to purchase 300,000 shares reflecting an extended term of 12 months). The Option vests over the period of the Extended Term, with 25,000 shares having vested as of  March 21, 2023, and the remaining shares to vest 25,000 shares monthly beginning  March 31, 2023, and each month thereafter, so long as the agreement is in full force and effect. The Option is exercisable at $0.20 per share, the closing price of BioLargo’s common stock on the  March 21, 2023, grant date, expires ten years from the grant date, and was issued pursuant to the Company’s 2018 Equity Incentive Plan.

On March 22, 2022, we and our Chief Financial Officer Charles K. Dargan, II formally agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as the Company’s Chief Financial Officer. The Engagement Extension Agreement dated as of March 22, 2022 (the “Engagement Extension Agreement”) provides for an additional one-year term through January 31, 2023 (the “Extended Term”). As the sole compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 25,000 shares of the Company’s common stock for each month during the Extended Term (thus, an option to purchase 300,000 shares reflecting an extended term of 12 months). The Option vests over the period of the Extended Term, with 25,000 shares having vested as of March 22, 2022, and the remaining shares to vest 25,000 shares monthly beginning March 22, 2022, and each month thereafter, so long as the agreement is in full force and effect. The Option is exercisable at $0.24 per share, the closing price of BioLargo’s common stock on March 22, 2022, the grant date, expires ten years from the grant date, and was issued pursuant to the Company’s 2018 Equity Incentive Plan.

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

Activity for our stock options under the 2007 Plan for the years ended December 31, 2023 and 2022 is as follows:

		Weighted	Weighted
		average	average	Aggregate
	Options	exercise price	remaining	intrinsic
	outstanding	per share	term	value(1)
Balance, December 31, 2021	2,879,246	$0.49
Expired	(975,161)	0.36
Balance, December 31, 2022	1,904,085	$0.56
Expired	(340,000)	0.30
Balance, December 31, 2023	1,564,085	$0.61	1.1	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.17 at December 31, 2023.

Non-Plan Options issued

Activity of our non-plan stock options issued for the years ended December 31, 2023 and 2022 is as follows:

		Weighted	Weighted
	Non-plan	average	average	Aggregate
	options	exercise price	remaining	intrinsic
	outstanding	per share	term	value(1)
Balance, December 31, 2021	20,119,207	$0.39
Granted	571,358	$0.19
Expired	(1,666,736)	$0.31
Balance, December 31, 2022	19,023,829	$0.39
Granted	60,040	$0.20
Expired	(1,708,825)	$0.30
Balance, December 31, 2023	17,375,044	$0.39	3.2
Unvested	(437,500)	$0.45
Vested and outstanding, December 31, 2023	16,937,544	$0.39	3.2	$28,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.17 at December 31, 2023.

During the year ended December 31, 2023, we issued options to purchase an aggregate 60,040 shares of our common stock at exercise prices ranging between $0.18 – $0.20 per share to vendors for fees for services. The fair value of the options issued totaled an aggregate $11,000 and is recorded in our selling, general and administrative expense.  As of December 31, 2023, there is a total of $109,000 unvested fair value that will expense in the next 3 years.

During the year ended December 31, 2022, we issued options to purchase an aggregate 571,358 shares of our common stock at exercise prices ranging between $0.17 – $0.27 per share to vendors for fees for services. The fair value of the options issued totaled an aggregate $109,000 and is recorded in our selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

		Weighted	Weighted
		average	average	Aggregate
	Warrants	price per	remaining	intrinsic
	outstanding	share	term	value(1)
Balance, December 31, 2021	36,765,562	$0.27
Granted	27,137,048	$0.23
Expired	(14,879,152)	$0.24
Balance, December 31, 2022	49,023,458	$0.26
Granted	16,459,374	$0.26
Expired	(13,892,532)	$0.23
Balance, December 31, 2023	51,590,300	$0.27	2.16	$18,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.17 at December 31, 2023.

Warrants issued in Unit Offerings

During the year ended December 31, 2023, pursuant to our Unit Offerings (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 8,129,687 shares of our common stock at prices at $0.23 per share, and five-year stock purchase warrants to purchase an aggregate 8,129,687 shares of our common stock at $0.29 per share.

During the year ended December 31, 2022, pursuant to our Unit Offering (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 13,568,524 shares of our common stock at prices from $0.19 - $0.26 per share, and five-year stock purchase warrants to purchase an aggregate 13,568,524 shares of our common stock at prices from $0.24 - $0.33 per share.

Warrant issued in conjunction with amendment to note payable

On  March 6, 2023, we entered into an agreement with the holder of a $50,000 note (see Note 4, “Convertible note payable, matures  March 1, 2023”) to convert that note into common stock of BETI. As payment for interest, a warrant to purchase 200,000 shares of BioLargo common stock at $0.21 was issued to the investor, expiring five years from the grant date. The fair value of this warrant totaled $30,000 and was recorded as interest expense on our consolidated statements of operations.

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

	2023	2022
Risk free interest rate	3.38 – 4.45%	3.69 – 3.88%
Expected volatility	49%	40%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	.5 – 5	3

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

As of December 31, 2023, accounts payable and accrued expenses included the following (in thousands):

						Intercompany
Category	BioLargo	ONM	BLEST	Canada	BETI	amounts	Totals
Accounts payable	$163	$964	$34	$93	$40	$(82)	$1,212
Accrued payroll	49	86	116	—		—	251
Accrued interest	25	—	—	—		—	25
Total							$1,488

As of December 31, 2022, accounts payable and accrued expenses included the following (in thousands):

					Intercompany
Category	BioLargo	ONM	BLEST	Canada	amounts	Totals
Accounts payable	$187	$486	$7	$119	$(82)	$717
Accrued payroll	20	58	120	—	—	198
Accrued interest	25	—	—	—	—	25
Total						$940

See Note 10, “Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

Note 8. Provision for Income Taxes

Given our historical losses from operations, income tax obligations have been limited to the minimum franchise tax assessed by the State of California. Since 2016, we have not consolidated for tax purposes with our subsidiary Clyra Medical, as our ownership interest was less than 80%. Our subsidiary BLEST is a Tennessee limited liability company and as a pass-through entity does not pay federal taxes. However, the state of Tennessee charges franchise and excise taxes for limited liability companies, and thus BLEST will incur a nominal franchise tax and will not pay an excise tax unless and until it is profitable. The Company’s losses before income taxes consist primarily of losses from domestic operations, but also included relatively nominal losses from foreign operations.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax expense (benefit) computed at the statutory federal tax rates to income taxes as reflected in the financial statements is as follows:

	2023		2022
	Rate		Rate
Statutory U.S. federal tax rate		(21.0%)		(21.0%)

Permanent differences:
State and local income taxes, net of federal benefit		0.0%		0.0%
Stock compensation		10.0%		11.0%
Other		1.4%		1.0%
Valuation Allowance		9.6%		9.0%
Total		0.0%		0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are comprised of the following:

	2023	2022
Net operating loss carryforwards	$22,255,079	$21,314,069
Valuation allowance	(22,255,079)	(21,314,069)
Total net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses in the United States, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2023 and 2022, respectively. The Company reevaluates the positive and negative evidence at each reporting period.

At December 31, 2023, the Company had utilizable federal net operating loss carry forwards of approximately $95 million.  The federal operating losses prior to 2003 have expired. Utilization of the U.S. federal and state net operating loss may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.

The Company is subject to tax in the United States (“U.S.”) and files income tax returns in the U.S. Federal jurisdiction and several states and local jurisdictions where the Company has determined it has tax nexus. The Company is subject to U.S. Federal, state and local income tax examinations by tax authorities for periods after 2019. The Company currently is not under examination by any tax authority.

Note 9. Noncontrolling Interest – BioLargo Energy Technologies, Inc. (BETI)

BioLargo Energy Technologies, Inc. (“BETI”) was formed for the purpose of commercializing a liquid sodium battery technology. BioLargo purchased 9,000,000 shares of BETI common stock upon its formation, and was initially its sole stockholder. During the year ended December 31, 2023, BETI sold 467,000 shares of its common stock and received $1,005,000. Of that amount, $100,000 in shares were purchased by BioLargo and $50,000 related to a conversion of BioLargo debt. (See Note 4). Each investor also entered into an agreement with BioLargo whereby the investor  may exchange some or all of its shares of BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 20 trading days prior to the election to exchange. Elections must be made during calendar year 2024.

As of  December 31, 2023, BETI had 9,467,000 issued and outstanding shares, of which BioLargo holds 9,050,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Noncontrolling Interest – Clyra Medical

As discussed in Note 2 above, we consolidate the operations of our partially owned subsidiary Clyra Medical, of which we owned 53% of its outstanding shares as of December 31, 2023.

On December 15, 2023, Clyra filed a Certificate of Conversion with the Delaware Secretary of State, formally changing its corporate domicile from California to Delaware. In association with the change, for each one share of common stock of the California corporation, 100 shares of the Delaware corporation were issued. All share numbers stated herein, regardless of date, reflect the foregoing 1-for-100 stock split.

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

During 2023, Clyra Medical's revenue did not improve, and it continues to pursue surgical wash product opportunities, Management determined as of December 31, 2023, to impair the remaining asset balance totaling $394,000.

During 2022, in light of Clyra's small revenue and its shift of focus to a surgical wash product, Management determined to impair a portion of the prepaid marketing asset by $197,000. The impairment amount was charged to impairment expense on our consolidated statements of operations.

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

Line of Credit

On June 30, 2020, Clyra Medical entered into a Revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC ("Vernal") committed to provide a $1,000,000 inventory line of credit. Clyra Medical received $260,000 in draws and made repayments totaling $99,000. Funds from the line of credit must be used to produce inventory. Additional draws are conditional upon the presentation of invoices or purchase orders to the lender equal to the greater of one-half of principal outstanding on the line of credit, and $200,000. The line of credit note bears interest at 15%, matures in one year, and requires Clyra pay interest and principal from gross product sales. For the first 180 days, on a monthly basis, Clyra was required to pay 30% of gross product sales to reduce amounts owed, and thereafter 60% of gross sales. Clyra issued Vernal Bay 32,200 shares of its common stock as a commitment fee for the line of credit, valued at $70,000. A security agreement of the same date grants Vernal Bay a security interest in Clyra’s inventory, as that term is defined in the Uniform Commercial Code. Clyra may prepay the note at any time.

On December 13, 2022, Clyra and Vernal entered into an amendment of the Revolving Line of Credit Agreement whereby the maturity date of the line of credit was extended to September 30, 2024, and the payment terms were modified such that amounts of principal due in each month are capped at a maximum of 15% of the principal amount then due under the note. Additionally, BioLargo agreed to allow Vernal Bay to elect to convert, any time prior to the note’s maturity date, the 32,200 shares of Clyra common stock it received as consideration for the line of credit into shares of BioLargo common stock based on the volume weighted average price of BioLargo common stock for the 30 business days preceding the election. Vernal Bay elected to convert these shares into 527,983 shares of BioLargo common stock in January 2023.

As of December 31, 2023, the balance outstanding on this line of credit totals $134,000. As of December 31, 2022, the balance outstanding on this line of credit totaled $161,000.

Equity Transactions

As of December 31, 2023, Clyra had an aggregate 10,000,749 shares outstanding, of which 746,418 were Series A Preferred shares. Of that amount, BioLargo owned 5,322,775 shares, of which 165,765 were Series A Preferred shares.

Sales of Common Stock

During the year ended December 31, 2023, Clyra sold 7,000 shares of its common stock, and issued a warrant to purchase 3,500 shares of its common stock at $7.50 per share, expiring February 28, 2027, from one accredited investor. In exchange, it received $35,000 in gross and net proceeds.  The fair value of this warrant issued total $4,000 and is limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the Clyra stock.

On March 2, 2022, BioLargo converted $633,000 owed to it by Clyra into 204,223 shares of Clyra common stock.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales of Series A Preferred Stock

During the year ended December 31, 2023, Clyra sold 508,072 shares of its Series A Preferred Stock, and in exchange received $1,575,000 in gross and net proceeds from 35 accredited investors. Purchasers of the Series A Preferred Stock also received a 3-year warrant to purchase the same number of additional shares of common stock for $3.72 per share. The fair value of the warrants issued totaled $410,000 and is limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the Series A Preferred Stock. Shares of Series A Preferred Stock earn a dividend of 15% each year, compounding annually; the company is under no obligation to pay such dividends in cash, and such dividends automatically convert to common stock upon conversion of the Series A Preferred Stock to common stock. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock, and automatically convert upon the completion of a public offering of shares in which at least $5,000,000 of gross proceeds is received by the company. Accrued dividends  may be converted to common stock at a conversion rate of $3.10 per share. Each investor also entered into an agreement with BioLargo whereby the investor  may exchange some or all of its Series A Preferred stock, plus accrued dividends, into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 30 prior trading days. Elections  may be made during the period beginning  January 1, 2025, and ending on  June 30, 2026.

On December 20, 2022, Clyra sold 72,581 shares of its Series A Preferred Stock, and in exchange received $225,000 in gross and net proceeds, from two accredited investors. Each investor also received a 3-year warrant to purchase the same number of additional shares of common stock for $3.72 per share. The fair value of these warrants totaled $55,000. Shares of Series A Preferred Stock earn a dividend of 15% each year. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock. Accrued dividends may be converted to common stock at a conversion rate of $3.10 per share. Each investor also entered into an agreement with BioLargo whereby the investor  may exchange some or all of its Series A Preferred stock, plus accrued dividends, into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 30 prior trading days. Elections  may made during the period beginning  January 1, 2025, and ending on  June 30, 2026.

On July 20, 2023, BioLargo converted $96,000 owed to it by Clyra into 30,833 shares of Clyra Series A preferred common stock.  On December 31, 2022, BioLargo converted $418,000 owed to it by Clyra into 134,932 shares of Clyra Series A preferred stock.

Stock Options

		Weighted	Weighted
	Clyra	average	average
	options	exercise price	remaining
	outstanding	per share	term
Balance, December 31, 2021	1,400,421	$0.01
Granted	182,908	$0.40
Balance, December 31, 2022	1,583,329	$0.06
Granted	191,981	$0.01
Exercised	(296,389)	$1.97
Balance, December 31, 2023	1,478,921	$0.31	7.0
Unvested	(21,525)	$2.71
Balance, December 31, 2023	1,457,396	$0.28	7.0

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis. During the years ended December 31, 2023 and 2022, Clyra issued options to purchase 191,981 and 182,908 shares of its common stock, respectively. Each option vests upon issuance and has an expiration date 10 years from the date of grant. Of the 191,981 options granted during the year ended December 31, 2023, the exercise price of 52,700 are $0.01 per share, and the remainder are $2.71 per share.  Of the 182,908 options granted in the year ended December 31, 2022, the exercise price of 159,700 are $0.01 per share, and the remainder are $3.10 per share. The fair value of the options issued in the year ended December 31, 2023, and 2022 totaled $260,000 and $408,000, respectively; we used the Black-Scholes model to calculate the initial fair value, assuming a stock price on date of grant of $2.70 and $3.10 per share, respectively. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%. During the year ended December 31, 2023, we used a risk-free rate ranging between 3.48% - 4.45% compared to the year-ended  December 31, 2022, risk free rate ranging between 2.32% - 3.83%, a volatility of 49% and an expected life of 10 years.

Accounts Payable and Accrued Expenses

At December 31, 2023 and 2022, Clyra had the following accounts payable and accrued expenses (in thousands):

Category	December 31, 2023	December 31, 2022
Accounts payable	$135	$186
Accrued payroll	7	45
Accrued dividend	242	—
Accrued interest	13	7
Total	$397	$238

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

The BLEST Compensation Committee has met regularly since the subsidiary commenced operations. In 2018, it reviewed the operating performance and determined that the performance metrics were not met and as a result, did not award any Class B units or stock options.  In December 2022, the committee again reviewed the operating performance and determined that a portion of the performance metrics were met. In December 2023, the committee again reviewed the operating performance and determined that a portion of the performance metrics were met. It was agreed that an additional one-half and one-quarter of the eligible profits interests would be vested (22.5% in the aggregate), and therefore an additional half of the option interests would be vested (1,750,500 options shares in the aggregate).  The vesting of option shares during the year ended December 31, 2023, and 2022, resulted in a fair value totaling $17,000 and $135,000 and is recorded on our consolidated statement of operations as selling, general and administrative expense.

Note 12. Business Segment Information

For the years ended December 31, 2023 and 2022, BioLargo had five operating business segments, plus its corporate entity which is responsible for general corporate operations, including administrative functions, finance, human resources, marketing, legal, etc. The four operational business segments are:

1.	ONM Environmental -- which sells odor and volatile organic control products and services, located in Westminster, California;
2.	BLEST - which provides professional engineering services on a time and materials basis for outside clients and supports our internal operations as needed., located in Oak Ridge, Tennessee;
3.	Clyra Medical Technologies (“Clyra Medical”) -- which develops and sells medical products based on our technologies;
4.	BioLargo Energy Technologies, Inc. ("BETI") - which is developing our proprietary battery technology; and
5.	BioLargo Canada (formerly named BioLargo Water) -- the main hub of our scientists researching and developing our technologies, located in Edmonton, Alberta Canada.

Other than ONM Environmental, none of our operating business units have operated at a profit, and therefore each required additional cash to meet its monthly expenses, funded through BioLargo’s sales of debt or equity, research grants, and tax credits. Clyra Medical and BETI have been funded by third party investors who invest directly in in these entities in exchange for equity ownership in that entity.

The Chief Operating Decision Makers for the segments are: Joseph Provenzano, President of ONM, Randall Moore, President of BLEST, Steven Harrison, President of Clyra Medical, Dennis Calvert, President of BETI, and Richard Smith, President of BioLargo Canada.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The segment information for the years December 31, 2023 and 2022, is as follows (in thousands):

	2023	2022
Revenues
BioLargo corporate	$—	$5
ONM Environmental	11,440	4,374
BLEST	2,397	1,943
Clyra Medical	20	56
BioLargo Canada	30	1
Intersegment revenue	(1,657)	(495)
Total	$12,230	$5,884

Research and development
BioLargo corporate	$(764)	$(674)
ONM Environmental	(15)	—
BLEST	(1,256)	(469)
Clyra Medical	(335)	(110)
BETI	(1,043)	—
BioLargo Canada	(526)	(565)
Intersegment research and development	1,657	499
Total	$(2,282)	$(1,319)

Depreciation expense
BioLargo corporate	$34	$3
ONM Environmental	21	3
BLEST	9	9
Clyra Medical	39	30
Total	$103	$45

Stock option expense	$1,864	$1,663
BioLargo corporate	260	408
Clyra Medical	$2,124	$2,071
Total

Operating income (loss)
BioLargo corporate	$(3,320)	$(3,971)
ONM Environmental	4,335	1,130
BLEST	(1,619)	(452)
Clyra Medical	(2,102)	(1,383)
BETI	(1,179)	—
BioLargo Canada	(695)	(714)
Total	$(4,580)	$(5,390)

Interest expense
BioLargo corporate	$(49)	$(24)
ONM Environmental	$(6)	—
Clyra Medical	(36)	(29)
Total	$(91)	$(53)

Net income (loss)
BioLargo corporate	$(3,369)	$(3,995)
ONM Environmental	4,329	1,304
BLEST	(1,619)	(425)
Clyra Medical	(2,097)	(1,412)
BETI	(1,179)	—
BioLargo Canada	(713)	(604)
Consolidated net loss	$(4,648)	$(5,132)

As of December 31, 2023	BioLargo	ONM	Clyra	BLEST	BETI	Canada	Elimination	Total
Tangible assets	$942	$4,624	$432	$1,083	4	$50	$(41)	$7,094
Right of use	394	—	—	698	—	—	—	1,092
Investment in South Korean joint venture	19	—	—	—	—	—	—	19
Total	$1,355	$4,624	$432	$1,781	$4	$50	$(41)	$8,205

As of December 31, 2022	BioLargo	ONM	Clyra	BLEST	BETI	Canada	Elimination	Total
Tangible assets	$669	$2,064	$631	$441	—	$194	$(41)	$3,958
Right of use	136	—	—	731	—	—	—	867
Investment in South Korean joint venture	33	—	—	—	—	—	—	33
Total	$838	$2,064	$631	$1,172	$—	$194	$(41)	$4,858

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. Short-term leases less than one-year are not included in our analysis. For the years ended December 31, 2023 and 2022, rental expense was $335,000 and $316,000, respectively.  The lease of our Westminster facility expires August 2024. Management intends to extend this lease for four years. The four-year lease extension added $394,000 to our right of use and lease liability as of December 31, 2023.  In September 2022, the lease of our Oak Ridge, Tennessee facility was extended for ten years. The ten-year lease added $443,000 to our right of use and lease liability as of December 31, 2022. The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.   As of  December 31, 2023, the weighted average remaining lease term for our operating leases was seven years.

As of December 31, 2023, our weighted average remaining lease term is seven years and the total remaining operating lease payments is $2,042,000. Our minimum lease payments over the next five years are as follows:

	BioLargo
Year ending	Corp / ONM	BLEST	Total
December 31, 2024	122,000	154,000	276,000
December 31, 2025	125,000	157,000	282,000
December 31, 2026	129,000	160,000	289,000
December 31, 2027	133,000	163,000	296,000
December 31, 2028	79,000	166,000	245,000
Thereafter	—	654,000	654,000
Total minimum lease payments	$588,000	$1,454,000	$2,042,000
Less imputed interest			(933,000)
Total operating lease liability			$1,109,000

Note 14. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosure.

Sales of Common Stock

From January 1, 2024, through March 29, 2024, we sold 806,175 shares of our common stock to Lincoln Park pursuant to the 2022 LPC Purchase Agreement (see Note 3), and received $260,000 in gross and net proceeds. These sales were registered with the SEC on Form S-1 (file number 333-268973). (See Note 3.)

From January 1, 2024, through March 29, 2024, we sold 1,394,737 shares of our common stock and received $265,000 and $239,000, respectively, in gross and net proceeds, from five accredited investors. In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares. (See Note 3 and Note 6 “Warrants Issued in Unit Offering”.) Commissions paid to a licensed broker included a 10% cash fee and a warrant to purchase 10% of the shares purchased.

Warrants

From January 1, 2024, through March 29, 2024, we issued 406,278 shares of our common stock pursuant to the exercise of stock purchase warrants and received $75,000 in gross and net proceeds.

Clyra Medical

From January 1, 2024, through March 29, 2024, Clyra Medical sold 95,000 shares of its common stock, and issued warrants to purchase an aggregate 47,500 shares of its common stock at $7.50 per share, expiring February 28, 2027, from four accredited investors. In exchange, it received $475,000 in gross and net proceeds.