Form 10-Q
period 2024-03-31
BIOLARGO, INC.
filed 2024-05-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024.

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

(888) 400-2863

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock	BLGO	OTC Markets (OTCQX)

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

The number of shares of the Registrant’s Common Stock outstanding as of May 13, 2024 was 296,839,523 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	March 31, 2024	December 31,
	(unaudited)	2023
Assets
Current assets:
Cash and cash equivalents	$4,336	$3,539
Accounts receivable, net of allowance	2,473	2,612
Inventories, net of allowance	251	153
Prepaid expenses and other current assets	116	58
Total current assets	7,176	6,362

Equipment and leasehold improvements, net of depreciation	1,489	662
Other non-current assets	70	70
Investment in South Korean joint venture	18	19
Right of use, operating lease, net of amortization	1,068	1,092
Total assets	$9,821	$8,205

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,740	$1,488
Clyra Medical accounts payable and accrued expenses	772	397
Clyra Medical debt obligations	234	234
Debt obligation	66	66
Contract liabilities	261	303
Lease liability	105	105
Deposits	226	117
Total current liabilities	3,404	2,710

Long-term liabilities:
Debt obligations, net of current	284	289
Lease liability, net of current	985	1,004
Total long-term liabilities	1,269	1,293
Total liabilities	4,673	4,003

STOCKHOLDERS’ EQUITY:
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, no Shares Issued and Outstanding, at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.00067 Par Value, 550,000,000 Shares Authorized, 295,801,370 and 292,945,747 Shares Issued, at March 31, 2024 and December 31, 2023	198	196
Additional paid-in capital	155,606	154,023
Accumulated deficit	(147,508)	(147,098)
Accumulated other comprehensive loss	(181)	(277)
Total BioLargo Inc. and subsidiaries stockholders’ equity	8,115	6,844
Non-controlling interest (Note 8, 9, 10)	(2,967)	(2,642)
Total stockholders’ equity	5,148	4,202
Total liabilities and stockholders’ equity	$9,821	$8,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue
Product revenue	$4,575	$3,548
Service revenue	185	194
Total revenue	4,760	3,742

Cost of revenue
Cost of goods sold	(2,440)	(1,797)
Cost of service	(74)	(135)
Total cost of revenue	(2,514)	(1,932)
Gross profit	2,246	1,810

Selling, general and administrative expenses	2,225	1,722
Research and development	784	565
Total operating expenses	3,009	2,287
Operating loss:	(763)	(477)

Other (expense) income:
Interest expense	(12)	(48)
Grant income	—	31
Total other expense:	(12)	(17)

Net loss	(775)	(494)

Net loss attributable to noncontrolling interest	(365)	(247)
Net loss attributable to common shareholders	$(410)	$(247)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.001)	$(0.001)
Weighted average number of common shares outstanding:	294,308,798	280,711,278

Comprehensive loss:
Net loss	$(775)	$(494)
Foreign currency translation	96	(6)
Comprehensive loss	(679)	(500)
Comprehensive loss attributable to noncontrolling interest	(365)	(247)
Comprehensive loss attributable to common stockholders	$(314)	$(253)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance, December 31, 2023	292,945,747	$196	$154,023	$(147,098)	$(277)	$(2,642)	$4,202
Sale of stock for cash, net of offering costs of $39 (unaudited)	2,160,348	1	487	—	—	—	488
Issuance of common stock for services (unaudited)	288,997	1	82	—	—	—	83
Warrant exercise (unaudited)	406,278	—	75	—	—	—	75
Stock option compensation expense (unaudited)	—	—	429	—	—	—	429
Clyra Medical stock options issued for services (unaudited)	—	—	59	—	—	—	59
Clyra Medical stock issued for services (unaudited)	—	—	52	—	—	—	52
Clyra Medical common unit offering (unaudited)	—	—	—	—	—	475	475
Clyra Medical Preferred Series A dividend (unaudited)	—	—	—	—	—	(86)	(86)
Biolargo Energy Technology Inc. (BETI) offering (unaudited)	—	—	—	—	—	50	50
Noncontrolling interest allocation (unaudited)	—	—	399	—	—	(399)	—
Net loss (unaudited)	—	—	—	(410)	—	(365)	(775)
Foreign currency translation (unaudited)	—	—	—	—	96	—	96
Balance, March 31, 2024 (unaudited)	295,801,370	$198	$155,606	$(147,508)	$(181)	$(2,967)	$5,148

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance, December 31, 2022	278,462,706	$186	$148,435	$(143,594)	$(149)	$(2,867)	$2,011
Sale of stock for cash	4,201,402	3	797	—	—	—	800
Issuance of common stock for services	930,490	1	206	—	—	—	207
Issuance of common stock in exchange for Clyra shares	527,983	—	—				—
Stock option compensation expense	—	—	195	—	—	—	195
Clyra Medical stock options issued for services	—	—	61	—	—	—	61
Warrant issued for interest	—	—	30	—	—	—	30
Clyra Medical Preferred Series A	—	—	—	—	—	225	225
Clyra Medical Preferred Series A dividend	—	—	—	—	—	(27)	(27)
Biolargo Energy Technology Inc. (BETI) offering	—	—	—	—	—	550	550
Noncontrolling interest allocation	—	—	467	—	—	(467)	—
Net loss	—	—	—	(247)	—	(247)	(494)
Foreign currency translation	—	—	—	—	(6)	—	(6)
Balance, March 31, 2023	284,122,581	$190	$150,191	$(143,841)	$(155)	$(2,833)	$3,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(775)	$(494)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock option compensation expense	488	256
Common stock issued for services	135	207
Amortization of right-of-use operating lease assets	24	—
Interest expense related to amortization of the discount on note payable	—	3
Fair value of warrant issued for interest	—	30
Loss on investment in South Korean joint venture	1	6
Depreciation expense	36	22
Changes in assets and liabilities:
Accounts receivable	139	(316)
Inventories	(98)	(17)
Prepaid expenses and other assets	(58)	25
Accounts payable and accrued expenses	252	284
Deposits	109	(71)
Clyra accounts payable and accrued expenses	289	14
Contract liabilities	(42)	4
Lease liability, net	(19)	4
Net cash provided by (used in) operating activities	481	(43)
Cash flows from investing activities
Equipment purchases	(863)	(48)
Net cash used in investing activities	(863)	(48)
Cash flows from financing activities
Proceeds from sale of common stock, net of commissions	488	800
Proceeds from warrant exercise	75	—
Proceeds from sale of BETI common stock	50	550
Repayment of debt obligations	(5)	(50)
Repayment by Clyra debt obligations	—	(15)
Proceeds from sale of Clyra Medical preferred stock	—	225
Proceeds from sale of Clyra Medical common stock	475	—
Net cash provided by financing activities	1,083	1,510
Net effect of foreign currency translation	96	(6)
Net change in cash	797	1,413
Cash and cash equivalents at beginning of period	3,539	1,851
Cash and cash equivalents at end of period	$4,336	$3,264
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$12	$15
Income taxes	$—	$5
Short-term lease payments not included in lease liability	$12	$13
Non-cash investing and financing activities
Equipment added using capital lease	$—	$80
Conversion of Clyra common stock to BioLargo common stock	$—	$100
Allocation of noncontrolling interest	$399	$467
Preferred Series A Dividend	$86	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Organization

We are a Delaware corporation formed in 1991. We have five wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc., organized under the laws of the State of California in 2009; BioLargo Equipment Solutions & Technologies, Inc., organized under the laws of the State of California in 2022; BioLargo Canada, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we are the controlling stockholder in three subsidiaries: we own 53% of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012 and redomiciled to Delaware in 2023; and 82% of BioLargo Engineering Science and Technologies, LLC (“BLEST"), organized under the laws of the State of Tennessee in 2017; and 96% of BioLargo Energy Technologies, Inc. ("BETI") organized under the laws of the State of California in 2019. We consolidate the financial statements of our partially owned subsidiaries.

Liquidity / Going Concern

For the three months ended March 31, 2024, we generated revenues of $4,760,000 through our business segments, had a net loss of $775,000, and generated net cash provided by operating activities of $481,000. At March 31, 2024, we had current assets of $7,176,000, of which $4,336,000 was cash and cash equivalents, current liabilities of $3,404,000, and working capital of $3,772,000.

While we were able to generate $481,000 net cash from operating activities during the three months ended March 31, 2024, we do not have a long history of doing so and are highly reliant upon third parties for the generation of a majority of our revenues. We also continue to use cash to invest in capital equipment, research and development, and our new technologies. For these reasons, we and our partially owned subsidiaries continue to sell securities to ensure available working capital. During the three months ended March 31, 2024, we sold (i) $260,000 of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”), (ii) $228,000 of our common stock and warrants to accredited investors, (iii) $475,000 of Clyra Medical common stock, and (iv) $50,000 of BETI common stock. We have been, and anticipate that we will continue to be, limited in terms of our capital resources, and expect to continue to need further investment capital to fund our business plans and investments into our new technologies.

The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to (i) continue to increase revenues, generate cash from operations, or generate cash from financing activities, (ii) convert assets such as our $2,473,000 in accounts receivable into cash; or, (iii) if necessary, reduce ongoing cash obligations by curtailing portions of our operations.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and partially owned subsidiaries BETI, BLEST and Clyra Medical. All intercompany accounts and transactions have been eliminated.

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended  December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on  April 1, 2024. The results of operations for the three months ended  March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any future period.

Foreign Currency

The Company has designated the functional currency of BioLargo Canada, Inc., our Canadian subsidiary, to be the Canadian dollar. Therefore, translation gains and losses resulting from differences in exchange rates are recorded in accumulated other comprehensive loss.

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

As of March 31, 2024, and December 31, 2023, our cash balances were made up of the following (in thousands):

	March 31, 2024	December 31, 2023
BioLargo, Inc. and subsidiaries	$4,242	$3,142
Clyra Medical Technologies, Inc.	94	397
Total	$4,336	$3,539

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

Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A provision to the allowances for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, and the Company’s historical experience. Provisions to the allowances for doubtful accounts for expected credit losses are recorded to general and administrative expenses. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of March 31, 2024, and December 31, 2023, the allowance for doubtful accounts for expected credit losses was $84,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the three months ended March 31, 2024 and 2023, the following customers accounted for more than 10% of consolidated revenues:

	Three Months ended March 31,
	2024	2023
Customer A	88%	86%

At March 31, 2024 and  December 31, 2023, one customer accounted for more than 10% of consolidated accounts receivable:

	March 31, 2024	December 31, 2023
Customer A	79%	68%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of  March 31, 2024, and December 31, 2023, was $212,000. Inventories consisted of (in thousands):

	March 31, 2024	December 31, 2023
Raw material	$85	$79
Finished goods	166	74
Total	$251	$153

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Non-Current Assets

Other non-current assets consisted of (i) security deposits related to our business offices, (ii) three patents acquired on  October 22, 2021, for $34,000.

	March 31, 2024	December 31, 2023
Patents	$34	$34
Security deposits	36	36
Total	$70	$70

Equity Method of Accounting

On March 20, 2020, we invested $100,000 into a South Korean entity (Odin Co. Ltd., “Odin”) pursuant to a Joint Venture agreement we had entered into with BKT Co. Ltd. and its U.S. based subsidiary, Tomorrow Water. We received a 40% non-dilutive equity interest, and BKT and Tomorrow Water each received 30% equity interests for an aggregate $150,000 investment.

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our condensed consolidated balance sheets and record an increase or decrease of the recorded balance by our percentage ownership of the profits or losses in the joint venture. The joint venture has incurred a loss since inception and our 40% ownership share reduced our investment interest. For the three months ended March 31, 2024, and 2023, the reduction of our investment interest totaled $1,000 and $6,000, respectively.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized.  The impairment loss is measured based on the fair value of the asset.  Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. There were no impairment losses related to intangible assets during the three months ended March 31, 2024 or 2023.

Loss Per Share

We report basic and diluted loss per share (“LPS”) for common and common share equivalents. Basic LPS is computed by dividing reported losses by the weighted average shares outstanding. Diluted LPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three months ended March 31, 2024, and 2023, the denominator in the diluted LPS computation is the same as the denominator for basic LPS due to the Company’s net loss which creates an anti-dilutive effect of the warrants and stock options.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for stock-based transactions, debt transactions, derivative liabilities, allowance for doubtful accounts, asset depreciation and amortization, impairment expense, among others.

The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results of our condensed consolidated financial statements.

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

The following methodology and assumptions were used to calculate share-based compensation for the three months ended March 31, 2024, and 2023:

	2024		2023
	Non Plan	2018 Plan	Non Plan	2018 Plan
Risk free interest rate	—%	4.16%	3.48%	3.48%
Expected volatility	—%	99%	114%	114%
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Life in years	—	10	10	10

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

The Company has outstanding contract liability obligations of $261,000 and $303,000 as of  March 31, 2024, and December 31, 2023,  respectively.  Revenue from contract liability totaled $42,000 during the three months ended March 31, 2024. The outstanding balance will be recognized as earned per the terms of the contracts. Our Canadian subsidiary had a customer deposit outstanding at March 31, 2024 and December 31, 2023, totaling $110,000 and $113,000, respectively.  These were awarded as part of a grant for a particular project that has been delayed. ONM Environmental had a customer deposit outstanding at  March 31, 2024 and December 31, 2023, totaling $116,000 and $4,000, related to customer purchase orders not yet fulfilled. Revenue from customer deposits totaled $4,000 during the three months ended March 31, 2024.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. Management believes there are no unrecognized tax benefits or uncertain tax positions as of March 31, 2024, and December 31, 2023.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of March 31, 2024, and December 31, 2023. Accordingly, a 100% valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments as of March 31, 2024, and December 31, 2023 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, accounts payable, and line of credit. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Leases

At inception of a lease contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. We have no leases classified as finance leases. For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, management estimates the incremental borrowing rate, which currently is estimated to be 18%. Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Lease components are included in the measurement of the initial lease liability. Additional payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability. Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.  As of  March 31, 2024 and December 31, 2023, the right-of-use assets totaled $1,068,000, and $1,092,000, respectively.  As of  March 31, 2024 and December 31, 2023, the lease liability totaled $1,090,000 and $1,109,000, respectively, on our condensed consolidated balance sheets related to our operating leases.

Property and Equipment

Property and equipment includes machinery and leasehold improvements and is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 - 10 years or the remaining lease term. Newly built leaseholds, additions, renewals, and betterments that significantly extend the life of the asset are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any related gain or loss is reflected in income for the period.

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

During the three months ended March 31, 2024 and 2023 we sold 766,175 and 545,402 shares of our common stock to Lincoln Park, and received $260,000 and $105,000, respectively, in gross proceeds.

Unit Offerings

During the three months ended March 31, 2024, we sold 1,394,173 shares of our common stock and received $267,000 gross proceeds and $228,000 net proceeds from five accredited investors. During the three months ended  March 31, 2023, we sold 3,656,000 shares of our common stock and received $695,000 in gross and net proceeds from eleven accredited investors. In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares. (See Note 6, Warrants issued in Unit Offerings.)

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of March 31, 2024, and December 31, 2023 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 8, “Debt Obligations of Clyra Medical”).

	March 31, 2024	December 31, 2023
Current portion of debt:
SBA Paycheck Protection Program loan	$43	$43
Vehicle loan, current portion	13	13
SBA EIDL Loan, matures July 2053, current portion	10	10
Total current portion of debt	$66	$66

Long-term debt:
SBA Paycheck Protection Program loans, matures May 2025	$97	$97
Vehicle loan, matures March 2029	51	55
SBA EIDL Loan, matures July 2053	136	137
Total long-term debt, net of current	$284	$289

Total	$350	$355

For the three months ended March 31, 2024, we recorded $12,000, of interest expense related to the coupon interest from our debt obligations.

For the three months ended March 31, 2023, we recorded $48,000, of interest expense related to the amortization of discounts on convertible notes payable and coupon interest from our debt obligations.

Vehicle loan

On February 7, 2023, we entered a loan agreement with Bank of America for the purchase of a commercial vehicle used in operations totaling $80,000, at 5.29% annual interest which matures March 7, 2029. The loan agreement requires monthly payments of $1,000.  As of March 31, 2024, the balance of this loan totals $64,000.

SBA Program Loans

On  February 7, 2022, we received notice that the SBA had forgiven $174,000 of the ONM Environmental $217,000 Paycheck Protection Program (PPP) loan. As of March 31, 2024, the outstanding balance on this loan totals $43,000. The partial forgiveness decision has been appealed, and during such time, loan payments are deferred.

On May 12, 2022, we received notice that the SBA had denied the forgiveness application of BLEST’s $97,000 PPP loan. We have appealed that decision. During the period upon which a forgiveness decision is on appeal, loan payments are deferred. The maturity date of the BLEST PPP loan was officially extended on our request to May 2025.

In July 2020, ONM Environmental received an Economic Injury Disaster Loan from the SBA in the amount of $150,000. The note has a 3.75% annual interest rate, requires monthly payments of $700, and matures July 2053. As of March 31, 2024, the balance of this loan totals $146,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for Services

Payment of Officer Salaries

No shares were issued to officers as payment of salary during the three months ended March, 31, 2024.

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

Payment of Consultant and Vendor Fees

On  March 31, 2024, we issued 250,639 shares of our common stock at $0.35 per share in lieu of $83,000 of accrued and unpaid obligations to consultants and vendors.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Expense

During the three months ended March 31, 2024, we recorded an aggregate $488,000 and $256,000, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2018 Equity Incentive Plan, and outside of this plan. Included in these totals is option expense related to issuances by our subsidiary, Clyra Medical, totaling $59,000 and $61,000 in the three months ended March 31, 2024 and 2023.

2018 Equity Incentive Plan

On June 22, 2018, our stockholders adopted the BioLargo 2018 Equity Incentive Plan (“2018 Plan”) as a means of providing our directors, key employees, and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 22, 2028. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The number of shares available to be issued under the 2018 Plan increases automatically each January 1st by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of March 31, 2024, 52,000,000 shares are authorized under the plan, and 9,343,614 remain available for grant.

Activity for our stock options under the 2018 Plan during the three months ended March 31, 2024, and 2023, is as follows:

	Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2022	28,484,549	$0.19
Granted	1,320,498	0.20
Balance, March 31, 2023	29,805,047	0.19	7.5	678,000

Balance, December 31, 2023	41,108,448	$0.19
Granted	1,547,938	$0.30
Balance, March 31, 2024	42,656,386	$0.19	7.4	$5,909,000
Unvested	(5,025,052)	$0.20
Vested, March 31, 2024	37,631,334	$0.19	7.4	$4,455,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.35 at March 31, 2024.

The options granted to purchase 1,547,938 shares during the three months ended March 31, 2024 with an aggregate fair value of $418,000 were issued to board of directors, employees and consultants: (i) we issued options to purchase 267,746 shares of our common stock to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $85,000; (ii) we issued options to purchase 735,351 shares of our common stock to employees as part of employee retention plans; the fair value of employee retention plan options totaled $160,000 and vest over time or based on performance metrics; and (iii) we issued options to purchase 544,841 shares of our common stock to replace expiring options; the fair value of these options totaled $173,000.  All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

As of March 31, 2024, there remains $5,025,000 of stock option expense to be expensed over the next 4 years.

The options granted to purchase 1,320,498 shares during the three months ended  March 31, 2023 with an aggregate fair value of $248,000 were issued to an officer, board of directors, employees and a consultant:  (i) we issued options to purchase 347,730 shares of our common stock at an exercise price on the respective grant date of $0.20 per share to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $65,000; (ii) we issued options to purchase 570,204 shares of our common stock to employees as part of an employee retention plan at an exercise price on the respective date of $0.20 per share; the fair value of employee retention plan options totaled $108,000 and will vest quarterly over four years as long as they are retained as employees; (iii) we issued options to purchase 102,564 shares of our common stock to consultants in lieu of cash for expiring options at $0.20 per share totaling $19,000, and (iv) we issued 300,000 options to our Chief Financial Officer with a fair value of $ 56,000. All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

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

Activity for our stock options under the 2007 Plan for the three months ended March 31, 2024 and 2023 is as follows:

	Options Outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2022	1,904,085	$0.56
Expired	—	—
Balance, March 31, 2023	1,904,085	$0.56	1.5	$—

Balance, December 31, 2023	1,564,085	$0.61
Expired	—	—
Balance, March 31, 2024	1,564,085	$0.61	0.9	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.35 at March 31, 2024.

Non-Plan Options

Activity of our non-plan stock options issued for the three months ended March 31, 2024 and 2023 is as follows:

	Non-plan Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2022	19,023,829	$0.39
Granted	48,804	$0.20
Balance, March 31, 2023	19,072,633	$0.39	4.1	$88,000

Balance, December 31, 2023	17,375,044	$0.39
Expired	(275,376)	$0.44
Balance, March 31, 2024	17,099,668	$0.39	3.1	$695,000
Unvested	(1,056,177)	$0.26
Vested, March 31, 2024	16,043,491	$0.40	3.1	$437,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.35 at March 31, 2024.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2024, we did not issue options out of plan.  As of March 31, 2024, there remains $1,056,000 of stock option expense to be expensed over the next four years.

During the three months ended  March 31, 2023, we issued options to purchase an aggregate 48,804 shares of our common stock at $0.20 per share to vendors for fees for services. The fair value of the options issued totaled an aggregate $9,000 and is recorded in our selling, general and administrative expense.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Warrants outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic value(1)
Balance, December 31, 2022	49,023,398	$0.26
Granted	7,512,000	$0.25
Expired	(4,684,986)	$0.21
Balance, March 31, 2023	51,850,412	$0.26	$2.4	$122,000

Balance, December 31, 2023	51,590,300	$0.27
Granted	3,218,422	$0.25
Expired	(406,278)	$0.37
Exercised	(600,000)	$0.25
Balance, March 31, 2024	53,802,444	$0.26	$2.0	$4,021,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.35 at March 31, 2024.

Warrants issued in Unit Offerings

During the three months ended March 31, 2024, we issued six-month stock purchase warrants to purchase an aggregate 1,394,737 shares of our common stock at $0.23 per share, and five-year stock purchase warrants to purchase an aggregate 1,394,737 shares of our common stock at $0.29 per share, in conjunction with the sale of stock to investors in our Unit Offerings (see Note 3). In addition to warrants issued to investors, we issued five-year stock purchase warrants to purchase an aggregate 428,948 shares of our common stock at $0.19 per share as commissions. The relative fair value of the warrant component of the units sold to investors totaled $201,000. The Black-Scholes model was used to calculate relative fair value, further discounted by the beneficial conversion feature and the value of the common stock component.

During the three months ended  March 31, 2023, pursuant to our Unit Offerings (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 3,656,000 shares of our common stock at $0.23 per share, and five-year stock purchase warrants to purchase an aggregate 3,656,000 shares of our common stock at $0.29 per share. The relative fair value of these warrants totaled $1,097,000.

Warrant issued in conjunction with amendment to note payable

On March 6, 2023, we entered into an agreement with the holder of a $50,000 note (see Note 4, “Convertible note payable, matures March 1, 2023”) to convert that note into common stock of BETI. As payment for interest, a warrant to purchase 200,000 shares of BioLargo common stock at $0.21 was issued to the investor, expiring five years from the grant date. The fair value of this warrant totaled $30,000 and was recorded as interest expense on our condensed consolidated statement of operations.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrant Fair Value

We use the Black-Scholes option pricing model to determine the relative fair value of warrants issued in conjunction with debt instruments, common stock, and for services. With respect to debt instruments, relative fair value is amortized over the life of the warrant. The principal assumptions we used in applying the Black-Scholes model were as follows:

	2024	2023
Risk free interest rate	4.04 – 5.28%	3.88 – 4.27%
Expected volatility	64 – 87%	40 – 95%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	.5 – 5	.5 – 5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

As of March 31, 2024, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	Canada	BETI	BEST	Intercompany amounts	Totals
Accounts payable	$200	$1,357	$62	$44	$24	$—	$(24)	$1,663
Accrued payroll	13	39	22	—	—	3	—	77
Total								$1,740

As of December 31, 2023, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	Canada	BETI	BEST	Intercompany amounts	Totals
Accounts payable	$163	$964	$34	$93	40	$—	$(82)	$1,212
Accrued payroll	49	86	116	—	—	—	—	251
Accrued interest	25	—	—	—	—	—	—	25
Total								$1,488

See Note 8, “Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

Amounts owed by ONM Environmental are comprised primarily of amounts owed to suppliers for goods and were not yet required to be paid as of the period end date.

Note 8. Noncontrolling Interest – Clyra Medical

As discussed in Note 2 above, we consolidate the operations of our partially owned subsidiary Clyra Medical.

Debt Obligations of Clyra Medical

Promissory Note

On  April 8, 2022, Clyra Medical issued a promissory note in the principal amount of $100,000 to an individual investor, payable  April 8, 2024, and bearing 8% annual interest. The note  may be converted by its holder at any time prior to the maturity date, and automatically converts to stock upon (i) Clyra’s sale of $5,000,000 or more of its common or preferred stock, or (ii) the maturity date, at a conversion price equal to 70% of the lowest price-per-share of shares sold to a future investor prior to the maturity date.  As of March 31, 2024 and  December 31, 2023, the balance outstanding on this note payable totals $100,000.

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

As of March 31, 2024 December 31, 2023, the balance outstanding on this line of credit totals $134,000.

Equity Transactions

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

During the three months ended March 31, 2024, Clyra issued 27,600 shares of its common stock at $2.71 per share as per a development agreement. The fair value totaled $52,000 and recorded as part of research and development expense on our condensed consolidated statement of operations. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

 As of March 31, 2024, Clyra had 10,095,749 shares issued and outstanding, of which 746,418 were Preferred Series A shares.  As of December 31, 2023, Clyra had 10,000,749 shares issued and outstanding, of which 746,418 were Preferred Series A shares. As of March 31, 2024, and December 31, 2023, of the outstanding amount, BioLargo owned 5,322,775 common shares and 165,765 Preferred Series A shares.

BioLargo Conversion of Intercompany Balances

In July 2023, BioLargo converted $96,000 owed to it by Clyra into 30,833 shares of Clyra Series A preferred shares.

Sales of Common Stock

During the three months ended March 31, 2024, Clyra sold 95,000 shares of its common stock, and issued warrants to purchase 47,500 shares of its common stock at $7.50 per share, expiring  February 28, 2027, from five accredited investors. In exchange, it received $475,000 in gross proceeds.

During the three months ended  March 31, 2023, Clyra did not sell shares of its common stock.

Sales of Series A Preferred Stock

The Series A Preferred Stock offering closed in October 2023.  In total, Clyra sold 746,618 shares of its Series A Preferred Stock, and in exchange received $1,800,000 in gross and net proceeds. Purchasers of the Series A Preferred Stock also received a 3-year warrant to purchase the same number of additional shares of common stock for $3.72 per share. The fair value of the warrants issued totaled $524,000. Shares of Series A Preferred Stock earn a dividend of 15% each year, compounding annually; the company is under no obligation to pay such dividends in cash, and such dividends automatically convert to common stock upon conversion of the Series A Preferred Stock to common stock. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock, and automatically convert upon the completion of a public offering of shares in which at least $5,000,000 of gross proceeds is received by the company. Accrued dividends  may be converted to common stock at a conversion rate of $3.10 per share.  As of March 31, 2024 and December 31, 2023, the Preferred Series A accrued and unpaid dividend totaled $327,000 and $241,000, respectively.  Each investor also entered into an agreement with BioLargo whereby the investor   may exchange some or all of its Series A Preferred stock, plus accrued dividends, into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 30 prior trading days. Elections   may made during the period beginning   January 1, 2025, and ending on   June 30, 2026.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Clyra Stock Options

	Clyra Options Outstanding	Weighted average price per share	Weighted average remaining life
Balance, December 31, 2022	1,583,329	$0.06
Granted	42,582	1.48
Balance, March 31, 2023	1,625,911	$0.09	7.5

Balance, December 31, 2023	1,478,922	$0.06
Granted	25,833	$4.05
Balance, March 31, 2024	1,504,755	$0.38	6.8
Unvested	(12,300)	$2.71
Balance, March 31, 2024	1,492,455	$0.36	6.8

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis.  The fair value of the options issued totaled $59,000 in the three months ended March 31, 2024, and $61,000 in the three months ended March 31, 2023. The Black-Scholes model is used to calculate the initial fair value, during the three months ended March 31, 2024 and 2023, we used a stock price on the date of grant of $4.50 and $2.71 per share, respectively. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

	March 31, 2024	December 31, 2023
Risk free interest rate	4.16%	3.48 - 4.45%
Expected volatility	49%	49%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	10	10

Clyra Warrants

	Clyra warrants outstanding	Weighted average price per share	Weighted average remaining life
Balance, December 31, 2022	207,513	$3.72
Granted	72,581	$3.72
Balance, March 31, 2023	280,094	$3.72	3.5

Balance, December 31, 2023	749,911	$3.74
Granted	47,500	$7.50
Balance, March 31, 2024	797,411	$3.96	2.7

As part of the Clyra unit offering, it issued three-year warrants to purchase 47,500 shares of Clyra common stock at an exercise price of $7.50 per share.  The fair value of these warrants issued totaled $57,000 and is limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the Clyra stock.

Accounts Payable and Accrued Expenses

At March 31, 2024, and December 31, 2023, Clyra had the following accounts payable and accrued expenses (in thousands):

Category	2024	2023
Accounts payable	$417	$135
Accrued dividend	328	$242
Accrued payroll	12	7
Accrued interest	15	13
Total	$772	$397

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. BioLargo Engineering, Science and Technologies, LLC

In  September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into a three-year office lease in the Knoxville, Tennessee area, and entered into employment agreements with six scientists and engineers. BLEST was capitalized with two classes of membership units: Class A, 100% owned by BioLargo, and Class B, held by management of BLEST, and which initially had no “profit interest,” as that term is defined in Tennessee law. Class B members were also granted options to purchase up to an aggregate 1,750,000 shares of BioLargo common stock. The profit interest and option shares are subject to a five year vesting schedule tied to the performance of the subsidiary. As of December 31, 2023 and March 31, 2024, Class B members have earned 22.5% profit interest.

Note 10. BioLargo Energy Technologies, Inc.

BioLargo Energy Technologies, Inc. (“BETI”) was formed for the purpose of commercializing a proprietary sodium battery technology. BioLargo purchased 9,000,000 shares of its common stock upon its formation, and was its sole stockholder.

During the three months ended March 31, 2024, BETI sold 20,000 shares of its common stock at $2.50 per share to one accredited investor and received $50,000 in gross proceeds. During the three months ended March 31, 2023, BETI sold 325,000 shares of its common stock at $2.00 per share to six accredited investors. Of that amount, BioLargo purchased 50,000 shares for $100,000, and one investor converted a $50,000 note owed by BioLargo into 25,000 shares. Proceeds from third parties totaled $550,000.

As of March 31, 2024, BETI had 9,467,000 issued and outstanding shares, of which BioLargo holds 9,050,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Business Segment Information

BioLargo has six operating business segments, plus its corporate entity which is responsible for general corporate operations, including administrative functions, finance, human resources, marketing, legal, etc. The operational business segments are:

1.	ONM Environmental -- which sells odor and volatile organic control products and services, located in Westminster, California;
2.	Clyra Medical Technologies (“Clyra Medical”) -- which develops and sells medical products based on our technologies, located in Tampa, Florida;
3.

BioLargo Engineering (BLEST) -- which provides professional engineering services on a time and materials basis for outside clients and supports our internal operations as needed, located in Oak Ridge, Tennessee;

4.	BioLargo Canada, Inc. (“Canada”) – the main hub of our scientists researching and developing our technologies, operating out of the University of Alberta, Edmonton, Canada; and
5.	BioLargo Energy Technologies, Inc. (“BETI”) – which is developing our proprietary battery technology.
6.	BioLargo Equipment Solutions & Technologies, Inc. (“BEST”) – which manages the sales and distribution of our water treatment products and related services.

Other than ONM Environmental, none of our operating business units have operated at a profit, and therefore each required additional cash to meet its monthly expenses, funded through BioLargo’s sales of debt or equity, research grants, and tax credits. BETI and Clyra Medical have also been funded by third party investors who invest directly in exchange for equity ownership in that entity.

The segment information for the three months ended March 31, 2024, and 2023, is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue
ONM Environmental	$4,575	$3,543
BLEST	356	363
Clyra Medical	—	6
Intersegment revenue	(171)	(170)
Total	$4,760	$3,742

Stock option expense
BioLargo corporate	$(429)	$(195)
Clyra Medical	(59)	(61)
Total	$(488)	$(256)

Depreciation expense
BioLargo corporate	$(10)	$(6)
ONM Environmental	(5)	(4)
BLEST	(19)	(2)
Clyra Medical	(2)	(10)
Total	$(36)	$(22)

Research and development expense
BioLargo corporate	$(314)	$(189)
ONM Environmental	—	—
BLEST	(352)	(245)
BETI	(80)	(32)
BioLargo Canada	(80)	(135)
Clyra Medical	(121)	(134)
Intersegment R&D	163	170
Total	$(784)	$(565)

Operating income (loss)
BioLargo corporate	$(1,244)	$(799)
ONM Environmental	1,798	1,387
BLEST	(445)	(368)
BETI	(155)	(87)
BEST	(66)	—
BioLargo Canada	(105)	(184)
Clyra Medical	(546)	(426)
Total	$(763)	$(477)

Interest expense
BioLargo corporate	$(3)	$(36)
ONM Environmental	(2)	(2)
Clyra Medical	(7)	(10)
Total	$(12)	$(48)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2024	BioLargo	ONM	BLEST	CLYRA	BETI	BEST	Canada	Elimination	Total
Tangible assets	$1,079	$5,870	$734	$949	$65	$—	$38	$—	$8,735
Right of use operating lease	380	—	688	—	—	—	—	—	1,068
Investment in South Korean joint venture	18	—	—	—	—	—	—	—	18
Total	$1,477	$5,870	$1,422	$949	$65	$—	$38	$—	$9,821

As of December 31, 2023	BioLargo	ONM	BLEST	CLYRA	BETI	BEST	Canada	Elimination	Total
Tangible assets	$942	$4,624	$1,083	$432	$4	$—	$50	$(41)	$7,094
Right of use operating lease	394	—	698	—	—	—	—	—	1,092
Investment in South Korean joint venture	19	—	—	—	—	—	—	—	19
Total	$1,355	$4,624	$1,781	$432	$4	$—	$50	$(41)	$8,205

Note 12. Leases

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. Short-term leases less than one-year are not included in our analysis. For the three months ended March 31, 2024, rental expense was $88,000; for the three months ended March 31, 2023, rental expense was $83,000.  The lease of our Westminster facility expires  August 2024. Management intends to extend this lease for four years. The four-year lease extension added $394,000 to our right of use and lease liability as of  December 31, 2023.  The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.  As of March 31, 2024, the weighted average remaining lease term for our operating leases was seven years.

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

Note 13. Subsequent Events

Sale of Stock for Cash

From  April 1, 2024, through  May 13, 2024, we sold 454,547 shares of our common stock and received $150,000 from two accredited investors. In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares. (See Note 3 "Unit Offerings" and Note 6 “Warrants Issued in Unit Offering”.)

Exercise of Stock Options and Warrants

From  April 1, 2024, through  May 13, 2024, we issued 194,818 shares of our common stock pursuant to the exercise of stock options.

From  April 1, 2024, through  May 13, 2024, we issued 10,000 shares of our common stock pursuant to the exercise of warrants.

Exchange of BETI common stock

Each third party that purchased BETI common stock entered into a Share Exchange Agreement with BioLargo at the time of investment whereby the BETI Stockholder could exchange its shares of BETI common stock into BioLargo common stock. Subsequent to April 1, 2024, a BETI stockholder elected to exchange 20,000 shares of BETI common stock into 378,788 shares of BioLargo common stock pursuant to such agreement.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2024, unless expressly stated otherwise, and we undertake no duty to update this information.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report.

DESCRIPTION OF BUSINESS

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

Some of our areas of focus include environmental problems like PFAS contamination, water pollution by pharmaceuticals and micropollutants, air pollution by VOCs, hard-to-treat odors from landfills and sewage plants, infection and wound healing and the creation of energy storage systems that are more affordable, efficient, safer and environmentally friendly.

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

●	Battery energy storage system solutions being developed by our partially owned (95.4%) subsidiary BioLargo Energy Technologies, Inc.;

●	Medical products based on our technologies, including the FDA-cleared Bioclynse surgical wound irrigation solution sold by our partially owned (53%) subsidiary Clyra Medical Technologies, Inc.;

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

Its flagship product – CupriDyne Clean – is applied to odor-emitting masses such as landfills and composting facilities by misting systems, sprayers, water trucks and similar water delivery systems designed, manufactured and installed by ONM. It is also sold to third parties under private label brands, including for consumer brands such as the “Pooph pet odor eliminator".

Pooph - Consumer Private-Label Products

We sell privately labeled products based on our technologies to third parties who market and sell the products under their own brand names. The most successful thus far is the Pooph branded pet odor control product sold by third party Pooph Inc, directly to consumers and to national retailers including Walmart, Amazon, Home Depot, Ace Hardware, Chewy.com and others. In addition to purchasing product from us at an agreed-upon manufacturing margin, Pooph Inc. pays us six percent royalty on their sales in exchange for exclusive rights to our technology for pet odors. During the year ended December 31, 2023, revenues from sales to Pooph comprised 82% of our company-wide revenue.

The success of Pooph is an example of our goal to develop distribution channels that do not rely on our in-house sales and distribution infrastructure. We continue to explore potential partnerships and products along these lines with other parties, and to support existing private label products.

Industrial Odor and VOC Solutions

We believe CupriDyne Clean is the number-one performing industrial odor-control product in the market, and that it offers substantial savings to our customers compared with competing products. We have been and expect to continue selling product to municipalities and some of the largest solid waste handling companies in the country, with a portion of chemistry product sales resulting from national purchasing agreements (NPAs). ONM Environmental continues to focus on securing more contracts with existing customers and developing business with new customers. ONM Environmental holds General Engineering, Electrical, Plumbing and Low Voltage contractor licenses issued by the California Contractors State License Board, and offers a menu of services to landfills, transfer stations, wastewater treatment facilities as well as facilities in non-waste related industries. These services include engineering design, construction, installation, ongoing maintenance and on-site support services to assist our clients in the implementation and continued use of the various systems that deliver our liquid products in the field (such as misting systems).

South Korean Joint Venture

Prior to the Covid-19 pandemic, we partnered with a leading wastewater treatment solution provider based in South Korea in a joint venture to commercialize our CupriDyne Clean products in South Korea. We own 40% of the joint venture. Although the joint venture established manufacturing and is marketing the product, the pandemic significantly impacted the expected growth of the company. While the local management team continues to market the product to industrial clients, their efforts have struggled to gain a foothold. We are not obligated to contribute additional funds to the venture, and cannot predict its future success.

BioLargo Equipment Solutions & Technologies – Innovative Water Treatment Solutions

Over the years, we have developed multiple innovative technologies and equipment platforms that focus on challenging issues in the water treatment industry, including the AOS technology (developed to remove micro-pollutants), the AEC (developed to remove PFAS from water), and the AROS water reuse technology (co-developed with Garratt-Callahan), for applications to recycle cooling tower water (such as those used in data centers). As a result of increase in interest from potential customers for our PFAS solutions, we believe we will be better able to serve this market with a uniform identity and operating unit called BioLargo Equipment Solutions & Technologies, Inc. (“BEST”), which will manage the sales and distribution of our water treatment products and related services. As we transition this venture from incubation to commercialization, we are focusing staff and resources we believe necessary for success.

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

AEC, a solution for the PFAS “forever-chemicals” crisis

One of the most significant and timely innovations in our portfolio is our per- and polyfluoroalkyl substance (PFAS) removal and collection/disposal solution we call the Aqueous Electrostatic Concentrator (AEC), a novel water treatment system that removes PFAS from water at a lower operating cost while generating only a fraction of the PFAS-laden waste of the most common currently used solutions (carbon filtration, ion exchange, and reverse osmosis). According to the Center for Disease Control, PFAS are a group of chemicals used to make fluoropolymer coatings and products that resist heat, oil, stains, grease, and water. Fluoropolymer coatings can be in a variety of products. These include clothing, furniture, adhesives, food packaging, heat-resistant non-stick cooking surfaces, and the insulation of electrical wire. PFAS are a concern because they do not break down in the environment, can move through soils and contaminate drinking water sources, and build up (bioaccumulate) in fish and wildlife. PFAS chemicals have been linked to cancer, immune disorders, liver dysfunction, and many other human health problems, and are contained in a vast range of manufactured goods, common household products (e.g., cleaning products, cookware), and electronics, and contaminate drinking water in unsafe levels all over the globe. Detection of unsafe levels of PFAS around the world has given rise to a number of market opportunities for treatment and remediation technologies, including in drinking water, industrial wastewater, municipal wastewater, solid waste, organic foods and more.

On April 10, 2024, the EPA announced the final National Primary Drinking Water Regulation (NPDWR) setting maximum contaminant levels for six PFAS chemicals as low as four parts per trillion in drinking water – a standard our AEC has been shown to meet in pilot studies. We anticipate that these new regulations will increase demand in the United States for PFAS water treatment equipment and services.

On April 19, 2024, the EPA announced it had finalized new regulations that treat two PFAS chemicals – PFOS and PFOA – as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), also known as the Superfund law. The new rules allow the EPA to hold polluters financial responsible for contaminated sites, and will also lead to these PFAS chemicals being listed as “hazardous materials” under the Hazardous Materials Transportation Act, which will require materials containing these chemicals to be transported using special protocols. Although final rules have not been issued, in February 2024 the EPA proposed changes to the Resource Conservation and Recovery Act regulations by adding nine PFAS chemical compounds to its list of hazardous constituents in Title 40 of the Code of Federal Regulations Part 261 Appendix VIII. Combined with the new CERCLA regulations, a final RCRA regulation of PFAS may increase the costs of the handling, transport, and disposal of PFAS-containing materials including water treatment waste.

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

AROS Minimal Liquid Discharge Water Treatment

In partnership with Garratt-Callahan, one of the country’s oldest and largest privately held water treatment companies, our engineers developed a “minimal liquid discharge” wastewater treatment system called the Aqueous Reuse Optimization System (AROS) that minimizes industrial wastewater discharges and thus the regulatory fees associated with wastewater discharge, including for uses like cooling towers at data centers. Garratt-Callahan, who invented and patented the technology, is currently marketing the AROS system to its existing customer base and to new prospective customers. BLEST will serve as the manufacturing partner and Garratt-Callahan will serve as the selling distributor to leverage their national sales force and over one hundred years of providing services and products to customers.

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

The AOS has, broadly speaking, two target applications: 1) treatment of municipal or industrial wastewater to eliminate bacteria, viruses, other organisms, and regulated organic contaminants, while using less electrical energy than other technologies, and 2) treatment of water or wastewater specifically to eliminate micropollutants/pharmaceuticals, at which the AOS particularly excels at compared to existing technologies. Our work to have the AOS adopted in the US and Canada for application 1) has been met with resistance because existing technologies, while less energy efficient than our technology, are effective enough against target contaminants, and our “value-add” of also eliminating hard-to-treat micropollutants isn’t relevant unless regulations dictate that those chemicals must be removed. Similarly, application 2) is only relevant in jurisdictions where those hard-to-treat micropollutants are regulated. Unfortunately, this does not include the US or Canada, but it does include several European countries. For that reason, presently, much of our business development efforts to secure projects for the AOS focus on development of partnerships to demonstrate the AOS for the European micropollutant market.

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

BioLargo Energy Technologies, Inc.

Our subsidiary BioLargo Energy Technologies, Inc. (“BETI”) was started to capitalize on the ongoing shift toward renewable energy production and the growth in global electricity demand, and the consequent expansion in energy storage capacity in the U.S. and world-wide that will be needed to accommodate increased demand and the intermittent nature of renewable energy sources like wind and solar. The growth in AI (Artificial Intelligence) based computing is increasing demand for expanded data centers and in turn increasing energy demand. We believe there is a market opportunity for alternatives to lithium-based long-duration battery energy solutions. Since its inception, BETI has sold $1,005,000 of its common stock to third parties. As of May 13, 2024, BioLargo owns 95.4%.

BETI has constructed a pilot-scale battery production facility in our Oak Ridge Tennessee engineering headquarters, and is currently attempting to manufacture prototype batteries for testing to confirm energy efficiency, useful life expectancy, energy density, safety profile, number of charge/discharge cycles, and other technical claims that we believe will differentiate the battery from incumbent technologies. Once prototype batteries are built and tested, and assuming such tests show the batteries have the characteristics we expect would differentiate it from other battery technologies, we will complete the design on a larger sized battery cell that would then be incorporated into‐ battery packs and battery sizes meant for industrial facilities. Once designed, our engineers will work to develop manufacturing processes that would allow scale production to ensure costs of goods in line with market demand and conditions.

Batteries built based on the underlying technology a decade ago demonstrated features that far surpass comparable lithium-ion batteries, the dominant incumbent technology in the market, including:

●	Increased safety, no runaway fire risks, and a more sustainable design – with no rare-earth elements – that is capable of being manufactured completely from a domestic supply chain
●	Ability to charge and discharge completely, with no degradation of performance, ensuring virtually unlimited charge/discharge cycles, and without self-discharge and no out-gassing
●	Increased energy efficiency and energy density in comparison to lithium-ion batteries, and a longer useful life expectancy of at least 10 years and expected to be up to 20 years or more

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

We are exploring multiple opportunities to commercialize our proprietary liquid sodium batteries through joint ventures with third parties. The third parties would finance the construction of independent battery manufacturing facilities designed and built under the direction of our engineers, and the joint venture would market, manufacture and distribute batteries. BioLargo would (i) receive a minority equity position in each joint venture, (ii) separately manufacture and sell at a profit to the joint venture certain proprietary battery components, and (iii) receive a royalty on the revenues of the joint venture.

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

Clyra Medical Technologies, Inc. - Bioclynse Wound Irrigation Solution

Clyra Medical Technologies, Inc. is our partially owned subsidiary creating medical products based on our technologies. Its primary product is a surgical wound irrigation solution called Bioclynse that can help manage patient care and outcomes. The first target market for this product is orthopedics, including hip and knee replacement surgeries. Management believes Bioclynse outperforms competing products as it has proven performance in biofilm disruption and inhibition, is non-toxic and non-cytotoxic, is non-sensitizing to tissue, and unlike competing products, does not require it to be rinsed and/or removed from a surgical cavity. Clyra management is focused on developing partnerships with large, well-established distributors who can help rapidly accelerate the product’s access to clinicians and surgeons in hospitals around the country. In first quarter 2024, Clyra placed orders for approximately $800,000 in capital equipment to support anticipated growth in sales of its Bioclynse line of products, and has contracted with third parties for product manufacturing, as it does not intend to build its own manufacturing facility. During the three months ended March 31,2024, Clyra sold $475,000 in common stock to support these efforts.

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

Results of Operations

Our revenues increased 27% to $4,760,000 in the three months ended March 31, 2024, as compared with the same period in 2023, primarily due to sales of our pet odor product private labeled to a third party under the brand name “Pooph”, which comprised 88% of our company-wide revenues. Our financial statements separate revenue based on products and services. Revenues from the sale of products for the three months ended March 31, 2024, were $4,575,000, a 29% increase over the same period of 2023. Revenues from services for the three months ended March 31, 2024, were $185,000, a 5% decrease from the same period of 2023.

ONM Environmental

Our wholly-owned subsidiary ONM Environmental generates revenues through (i) sales of our flagship product CupriDyne Clean, including related design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and (ii) sale of private-label products to third parties, including the Pooph branded pet odor product.

Revenue (ONM Environmental)

ONM Environmental’s revenues increased 29% to $4,575,000 in the three months ended March 31, 2024, compared with the same period in 2023. The increase in revenues was almost entirely due to an increase in the volume of sales of our pet odor product private labeled to a third party under the brand name "Pooph". Because ONM Environmental has no control over the marketing and sales activity or levels of the Pooph branded products, it cannot predict sales volumes related to it in future periods. Pooph management has indicated their intentions to continue advertising and expanding sales. While they have performed well in the past, their execution of those future plans has inherent risks that are out of our control.

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM Environmental’s costs of goods for the three months ended March 31, 2024, were 53%, an increase of 4%, compared to the same period in 2023. The current period increase in cost of goods is due an increase raw material costs.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s selling, general and administrative expenses decreased 6% during the three months ended March 31, 2024, as compared with the same period in 2023.  The decrease is due to a reduction in salaries.

Operating Income (ONM Environmental)

ONM Environmental generated operating income of $1,798,000 in the three months ended March 31, 2024, compared to operating income of $1,387,000 for the three months ended March 31, 2023. The generation of operating income for the three months ended March 31, 2024, was entirely dependent on sale of Pooph branded products.

BLEST (engineering)

Revenue (BLEST)

Our engineering segment's (BLEST's) revenues decreased 25% to $185,000, net of intersegment revenue, in the three months ended March 31, 2024, as compared with the same period in 2023. In addition to providing service to third party clients, BLEST provides services to BioLargo and its subsidiaries for internal BioLargo projects. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements. In the three months ended March 31, 2024, intersegment revenue for BLEST totaled $171,000 and for the three months ended March 31, 2023, intersegment revenue for BLEST totaled $169,000. The decrease in third party revenue in the three months ended March 31, 2024 as compared with the same period in 2023 is a result of BLEST's focus on these internal projects and a reduction of third party contracts.

Cost of Services Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted costs. In the three months ended March 31, 2024, cost of services were 40% of its revenues, versus 69% in the same period in 2023. In 2024, BLEST has been able to perform per the estimates and there were no unforeseen costs that increase the costs of services.

Selling, General and Administrative Expense (BLEST)

BLEST’s SG&A expenses were $203,000, in the three months ended March 31, 2024, compared to $184,000, in the three months ended March 31, 2023, the increase is due to an additional employee.

Operating Loss (BLEST)

BLEST incurred an operating loss of $445,000, in the three months ended March 31, 2024, compared to an operating loss of $368,000 in the three months ended March 31, 2023. This operating loss is reflective of the focus at BLEST on internal BioLargo projects. While we are unable to record revenues generated from services by the engineering group to other BioLargo operating divisions for important projects such as the development of the battery, AOS and AEC technologies, it is important to note that its operating loss would be eliminated if it were selling these services to a third party at fair market value.  The increase in operating loss was due to lower third party-revenues, and an increase in intercompany research and development activities for both the battery and AEC projects. Because the subsidiary had an operating loss, we invested cash during the quarter to allow it to maintain operations.

Clyra Medical

In the three months ended March 31, 2024, Clyra Medical did not generate revenue, had $546,000 in total costs and expenses, which included $121,000 in research and development expenses.  In the same period in 2023, Clyra generated $6,000 in revenue, had $431,000 in total costs and expenses, which included $134,000 in research and development expenses. We expect Clyra's losses to continue in the near future as Clyra works to finalize agreements with third parties to distribute its products.

BETI

BETI has not generated generate revenue from its inception, and for the three months ended March 31, 2024 and 2023, had an operating loss of $155,000 and $87,000, respectively, primarily related to the development of its battery technology. We do not expect BETI to generate revenue in the near future as it continues its research and development activities.

BEST

Formed in 2024 to develop and commercialize our various water treatment equipment, including the AEC. BEST did not generate revenue during the three months ended March 31, 2024, and incurred $66,000 in expenses primarily related to salaries and marketing.

Selling, General and Administrative Expense – consolidated

Our SG&A expenses include both cash (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). Our consolidated SG&A increased in the aggregate by 29% in the three months ended March 31, 2024, to $2,225,000 . The largest components of our SG&A expenses included (in thousands):

	Three Months Ended March 31,
	2024	2023
Salaries and payroll related	$705	$636
Professional fees	278	210
Consulting	479	198
Office expense	446	427
Sales and marketing	99	65
Investor relations	129	93
Board of director expense	89	93
Total Selling, General & Administrative	$2,225	$1,722

In the three months ended March 31, 2024, our non-cash expenses from stock for service and stock option expense totaled $623,000, compared to $463,000 for the three months ended March 31, 2023. This increase is due to stock option issuances for previously issued stock options that expired during the three months ended March 31, 2024. The majority of this stock option expense is recorded in Consulting expense. Salaries and payroll related expense increased due to the addition of new employees at our BLEST and Clyra subsidiaries. Professional fees increased due to the addition of our BEST subsidiary, private securities offerings for BioLargo and Clyra, and other organizational needs that required professionals. Investor relation expense increased as BioLargo works to tell our story to the public markets through speaking events and trade shows.

Research and Development

In the three months ended March 31, 2024, we spent $784,000 in the research and development of our technologies and products. This was an increase of 39% compared to the three months ended March 31, 2023. The increase is primarily due to work related to (i) the battery project, and (ii) the AEC. As these products mature, we expect the level of research and development to decrease.

Interest expense

Our interest expense for the three months ended March 31, 2024, was $12,000, compared to $48,000 in the three months ended March 31, 2023.  The decrease is due to a decrease in financing activities.

Other Income and Expense

For the three months ended March 31, 2024, we had no grant income, as compared with the $31,000 in three months ended March 31, 2023. Grant income is primarily generated through our wholly owned Canadian subsidiary, we have been awarded more than 80 research grants over the years from various public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. Grant funds paid directly to third parties are not included as income in our financial statements.

Net Loss

Net loss for the three months ended March 31, 2024, was $775,000 a loss of $ (0.003) per share, compared to a net loss for the three months ended March 31, 2023, of $494,000 , a loss of $ (0.001) per share.  Our net loss for the three months ended March 31, 2024, increased because of the increase in selling, general and administrative expense, offset by the increase in product revenue.

The net income (loss) per business segment is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
BioLargo corporate	$(1,247)	$(835)
ONM	1,796	1,385
Clyra Medical	(553)	(368)
BLEST	(445)	(436)
BETI	(155)	(87)
BEST	(66)	—
BioLargo Water	(105)	(153)
Net loss	$(775)	$(494)

Liquidity and Capital Resources

For the three months ended March 31, 2024, we generated revenues of $4,760,000 through our business segments, had a net loss of $775,000, and generated net cash provided by operating activities of $481,000. At March 31, 2024, we had current assets of $7,176,000, of which $4,336,000 was cash and cash equivalents, current liabilities of $3,404,000, and working capital of $3,772,000.

While we were able to generate $481,000 net cash from operating activities during the three months ended March 31, 2024, we do not have a long history of doing so and are highly reliant upon third parties for the generation of a majority of our revenues. We also continue to use cash to invest in capital equipment, research and development, and our new technologies. For these reasons, we and our partially owned subsidiaries continue to sell securities to ensure available working capital. During the three months ended March 31, 2024, we sold (i) $260,000 of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”), (ii) $228,000 of our common stock and warrants to accredited investors, (iii) $475,000 of Clyra Medical common stock, and (iv) $50,000 of BETI common stock. We have been, and anticipate that we will continue to be, limited in terms of our capital resources, and expect to continue to need further investment capital to fund our business plans and investments into our new technologies.

The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to (i) continue to increase revenues, generate cash from operations, or generate cash from financing activities, (ii) convert assets such as our $2,473,000 in accounts receivable into cash; or, (iii) if necessary, reduce ongoing cash obligations by curtailing portions of our operations.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of offerings of debt with equity or derivative features which include the valuation of the warrant component, any beneficial conversion feature and potential derivative treatment, and share-based payments. We base our estimates on anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position.

Our significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements are described in (i) in Part I, Item 1 of this Form 10-Q, Note 2, “Summary of Significant Accounting Policies” and (ii) in the Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024, in the Notes to Consolidated Financial Statements in Part II, Item 8, and “Critical Accounting Policies and Estimates” in Part II, Item 7. There have been no material changes to the Company’s critical accounting policies and estimates since the filing of its Form 10-K.

Item 4.         Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended – the “Exchange Act”) as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Our procedures have been designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. However, our Company is continuing to grow and evolve, as our product and services sales continues to grow, and as we diversify our clients to include municipalities, increasing strain on our accounting systems. These activities put stress on our overall controls and procedures. We do not yet have the resources to implement the more sophisticated control systems used by larger companies. Although we have made some improvements, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective, due to the material weakness identified below.

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

During the three months ended March 31, 2024, we sold 1,394,737 shares of our common stock and received $265,000 gross proceeds and $228,000 net proceeds from five accredited investors. In addition to the shares, we issued six-month and five-year warrants to purchase an aggregate 2,789,474 additional shares.

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

During the three months ended March 31, 2024, we sold 766,175 shares of our common stock to Lincoln Park, and received $260,000 in gross and net proceeds.

Item 6.         Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Amended and Restated Bylaws	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Certificate of Amendment to Certificate of Incorporation, filed August 30, 2022	Form 10-Q	11/14/2022
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.7	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.8	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018

4.9	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.10	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.11	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.12	Warrant issued in BioLargo Unit Offerings (through January 16, 2024)	Form 10-Q	8/14/2020
4.13	Amendment to March 2018 $50,000 Convertible Note, dated March 8, 2018	Form 10-K	3/30/2021
4.14	Warrant issued to $50,000 Convertible Noteholder on March 1, 2020	Form 10-K	3/30/2021
4.15	Satisfaction of March 2018 Convertible Note, dated March 6, 2023	Form 10-K	3/31/2023
10.1	BioLargo license to Clyra Medical Technologies, Inc., dated March 1, 2024	Form 10-K	April 1, 2024
10.2	Clyra Medical Technologies, Inc. license to BioLargo dated March 1, 2024	Form 10-K	April 1, 2024
10.3	Form of indemnity agreement between the Company at its officers and directors	Form 10-K	3/31/2023
10.4	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.5†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.6†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.7	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.8	Form of Employment Agreement for Engineering Subsidiary	Form 8-K	9/8/2017
10.9	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.10†	Employment Agreement with Joseph L. Provenzano dated May 28, 2019	Form 8-K	6/24/2019
10.11	Purchase Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	12/19/2022
10.12	Registration Rights Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	12/19/2022
10.13†	2023 Engagement Extension Agreement with CFO	Form 8-K	3/27/2023
10.14	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of Clyra Medical Series A Preferred Stock	Form 10-Q	5/17/2023

10.15	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of BioLargo Energy Technologies, Inc. common stock	Form 10-Q	5/17/2023
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350		filed herewith
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2024	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: May 14, 2024	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer