Form 10-Q
period 2024-06-30
BIOLARGO, INC.
filed 2024-08-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024.

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

The number of shares of the Registrant’s Common Stock outstanding as of August 13, 2024 was 300,619,329 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	June 30, 2024	December 31,
	(unaudited)	2023
Assets
Current assets:
Cash and cash equivalents	$4,765	$3,539
Accounts receivable, net of allowance	2,104	2,612
Inventories, net of allowance	176	153
Prepaid expenses and other current assets	65	58
Total current assets	7,110	6,362

Equipment and leasehold improvements, net of depreciation	1,811	662
Other non-current assets	70	70
Investment in South Korean joint venture	18	19
Right of use, operating leases, net of amortization	1,044	1,092

Total assets	$10,053	$8,205

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,502	$1,488
Clyra Medical accounts payable and accrued expenses	939	397
Clyra Medical debt obligations	234	234
Debt obligation	66	66
Contract liabilities	85	303
Lease liabilities	105	105
Deposits	81	117

Total current liabilities	3,012	2,710

Long-term liabilities:
Debt obligations, net of current	184	289
Lease liabilities, net of current	965	1,004
Total long-term liabilities	1,149	1,293
Total liabilities	4,161	4,003

STOCKHOLDERS’ EQUITY:
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, no Shares Issued and Outstanding, at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00067 Par Value, 550,000,000 Shares Authorized, 298,140,188 and 292,945,747 Shares Issued, at June 30, 2024 and December 31, 2023	200	196
Additional paid-in capital	153,993	154,023
Accumulated deficit	(147,949)	(147,098)
Accumulated other comprehensive loss	(242)	(277)
Total BioLargo Inc. and subsidiaries stockholders’ equity	6,002	6,844
Non-controlling interest (Note 8, 9, 10)	(110)	(2,642)
Total stockholders’ equity	5,892	4,202

Total liabilities and stockholders’ equity	$10,053	$8,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue
Product revenue	$4,889	$1,315	$9,464	$4,864
Service revenue	125	131	309	324
Total revenue	5,014	1,446	9,773	5,188

Cost of revenue
Cost of goods sold	(2,204)	(567)	(4,643)	(2,364)
Cost of service	(673)	(60)	(747)	(194)
Total cost of revenue	(2,877)	(627)	(5,390)	(2,558)
Gross profit	2,137	819	4,383	2,630

Selling, general and administrative expenses	2,404	1,791	4,629	3,515
Research and development	623	587	1,407	1,152
Total operating expenses	3,027	2,378	6,036	4,667
Operating loss:	(890)	(1,559)	(1,653)	(2,037)
Other (expense) income:
Interest expense	(2)	(12)	(14)	(60)
Tax credit reversal	—	(55)	—	(55)
PPP loan forgiveness	97	—	97	—
Grant income	15	—	15	32
Total other expense:	110	(67)	98	(83)
Net loss	(780)	(1,626)	(1,555)	(2,120)

Net loss attributable to noncontrolling interest	(339)	(298)	(704)	(545)
Net loss attributable to common shareholders	$(441)	$(1,328)	$(851)	$(1,575)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.001)	$(0.005)	$(0.003)	$(0.006)
Weighted average number of common shares outstanding:	296,436,219	284,944,366	295,372,509	282,839,515

Comprehensive loss:
Net loss	$(780)	$(1,626)	$(1,555)	$(2,120)
Foreign currency translation	(61)	(7)	35	(13)
Comprehensive loss	(841)	(1,633)	(1,520)	(2,133)
Comprehensive loss attributable to noncontrolling interest	(339)	(298)	(704)	(545)
Comprehensive loss attributable to common stockholders	$(502)	$(1,335)	$(816)	$(1,588)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance, December 31, 2023	292,945,747	$196	$154,023	$(147,098)	$(277)	$(2,642)	$4,202
Sale of stock for cash, net of offering costs of $39 (unaudited)	2,160,348	1	487	—	—	—	488
Issuance of stock for services (unaudited)	288,997	1	82	—	—	—	83
Warrant exercise (unaudited)	406,278	—	75	—	—	—	75
Stock option compensation expense (unaudited)	—	—	429	—	—	—	429
Stock option compensation expense Clyra (unaudited)	—	—	59	—	—	—	59
Stock for service Clyra (unaudited)	—	—	52	—	—	—	52
Clyra unit offering (unaudited)	—	—	—	—	—	475	475
Clyra dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
BioLargo Energy Technology Inc. (BETI) sales of stock (unaudited)	—	—	—	—	—	50	50
Noncontrolling interest allocation (unaudited)	—	—	399	—	—	(399)	—
Net loss (unaudited)	—	—	—	(410)	—	(365)	(775)
Foreign currency translation (unaudited)	—	—	—	—	96	—	96
Balance, March 31, 2024 (unaudited)	295,801,370	$198	$155,606	$(147,508)	$(181)	$(2,967)	$5,148
Stock for cash, net offering costs of $16 (unaudited)	454,547	1	135	—	—	—	136
Issuance of stock for services (unaudited)	446,989	—	116	—	—	—	116
Issuance of common stock in exchange for BETI shares (unaudited)	378,788	—	—	—	—	—	—
Warrant exercise (unaudited)	561,470	1	140	—	—	—	141
Stock option exercise (unaudited)	497,024	—	85	—	—	—	85
Stock option compensation expense (unaudited)	—	—	476	—	—	—	476
Stock option compensation expense Clyra (unaudited)	—	—	—	—	—	63	63
Stock for service Clyra (unaudited)	—	—	—	—	—	14	14
Clyra unit offering (unaudited)	—	—	—	—	—	640	640
Clyra dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
Noncontrolling interest allocation (unaudited)	—	—	(2,565)	—	—	2,565	—
Net loss (unaudited)	—	—	—	(441)	—	(339)	(780)
Foreign translation adjustment (unaudited)	—	—	—	—	(61)	—	(61)
Balance, June 30, 2024 (unaudited)	298,140,188	$200	$153,993	$(147,949)	$(242)	$(110)	$5,892

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance, December 31, 2022	278,462,706	$186	$148,435	$(143,594)	$(149)	$(2,867)	$2,011
Sale of stock for cash (unaudited)	4,201,402	3	797	—	—	—	800
Issuance of stock for services (unaudited)	930,490	1	206	—	—	—	207
Issuance of stock in exchange for Clyra shares (unaudited)	527,983	—	—				—
Stock option compensation expense (unaudited)	—	—	195	—	—	—	195
Stock option expense Clyra (unaudited)	—	—	61	—	—	—	61
Warrant issued for interest (unaudited)	—	—	30	—	—	—	30
Clyra sales of Series A Preferred stock (unaudited)	—	—	—	—	—	225	225
Clyra dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(27)	(27)
BETI sales of stock (unaudited)	—	—	—	—	—	550	550
Noncontrolling interest allocation (unaudited)	—	—	467	—	—	(467)	—
Net loss (unaudited)	—	—	—	(247)	—	(247)	(494)
Foreign currency translation (unaudited)	—	—	—	—	(6)	—	(6)
Balance, March 31, 2023 (unaudited)	284,122,581	$190	$150,191	$(143,841)	$(155)	$(2,833)	$3,552
Sale of stock for cash (unaudited)	2,677,169	2	492	—	—	—	494
Issuance of stock for services (unaudited)	420,911	—	75	—	—	—	75
Stock option compensation expense (unaudited)	—	—	222	—	—	—	222
Stock option compensation expense Clyra (unaudited)	—	—	66	—	—	—	66
Clyra sales of Series A Preferred stock (unaudited)	—	—	—	—	—	1,062	1,062
Clyra dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(45)	(45)
BETI sales of stock (unaudited)	—	—	—	—	—	330	330
Noncontrolling interest allocation (unaudited)	—	—	1,461	—	—	(1,461)	—
Net loss (unaudited)	—	—	—	(1,328)	—	(298)	(1,626)
Foreign currency translation (unaudited)	—	—	—	—	(7)	—	(7)
Balance, June 30, 2023 (unaudited)	287,220,661	192	152,507	(145,169)	(162)	(3,245)	4,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(1,555)	$(2,120)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock option compensation expense	1,027	544
Common stock issued for services	265	282
Bad debt expense	9	46
Excess and obsolete inventory	—	54
PPP loan forgiveness	(97)	—
Amortization of right-of-use operating lease assets	48	60
Lease liabilities, net	(39)	(52)
Interest expense related to amortization of the discount on note payable	—	3
Fair value of warrant issued for interest	—	30
Loss on investment in South Korean joint venture	1	12
Depreciation expense	72	48
Changes in assets and liabilities:
Accounts receivable	499	(19)
Inventories	(23)	(63)
Prepaid expenses and other assets	(7)	66
Accounts payable and accrued expenses	14	(391)
Deposits	(36)	(71)
Clyra accounts payable and accrued expenses	370	51
Contract liabilities	(218)	(7)
Net cash provided by (used in) operating activities	330	(1,527)
Cash flows from investing activities
Equipment purchases	(1,221)	(127)
Net cash used in investing activities	(1,221)	(127)
Cash flows from financing activities
Proceeds from sale of BioLargo common stock	624	1,294
Proceeds from warrant exercise	216	—
Proceeds from option exercise	85	—
Proceeds from sale of BETI common stock	50	880
Repayment of debt obligations	(8)	(52)
Repayment by Clyra debt obligations	—	(18)
Proceeds from sales of Clyra Preferred Series A	—	1,287
Proceeds from sales of Clyra common stock	1,115	—
Net cash provided by financing activities	2,082	3,391
Net effect of foreign currency translation	35	(13)
Net change in cash	1,226	1,724
Cash and cash equivalents at beginning of period	3,539	1,851
Cash and cash equivalents at end of period	$4,765	$3,575
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$14	$27
Income taxes	$5	$5
Short-term lease payments not included in lease liabilities	$25	$24
Non-cash investing and financing activities
Conversion of Clyra common stock to BioLargo common stock	$—	$100
Conversion of BETI common stock to BioLargo common stock	$50	$—
Allocation of noncontrolling interest	$(2,166)	$1,927
Leasehold improvements included in accounts payable	$—	$102
Clyra dividend Preferred Series A	$172	$72

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

Organization

We are a Delaware corporation formed in 1991, and have five wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc., organized under the laws of the State of California in 2009; BioLargo Equipment Solutions & Technologies, Inc., organized under the laws of the State of California in 2022; BioLargo Canada, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we are the controlling stockholder in three subsidiaries: we own 53% of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012 and redomiciled to Delaware in 2023; and 77.5% of BioLargo Engineering Science and Technologies, LLC (“BLEST"), organized under the laws of the State of Tennessee in 2017; and 96% of BioLargo Energy Technologies, Inc. ("BETI") organized under the laws of the State of California in 2019. We consolidate the financial statements of our partially owned subsidiaries.

Liquidity / Going Concern

For the three and six months ended June 30, 2024, we generated revenues of $5,014,000 and $9,773,000 and had a net loss of $780,000 and $1,555,000  For the six months ended June 30, 2024, we generated $330,000 net cash from operating activities.  On June 30, 2024, we had current assets of $7,110,000, of which $4,765,000 was cash and cash equivalents, had current liabilities of $3,012,000, and working capital of $4,098,000.

While we were able to generate net cash from operating activities during the six months ended June 30, 2024, we do not have a long history of doing so and are highly reliant upon one customer for the generation of a majority of our revenues. We also continue to use cash to invest in capital equipment, research and development, and our new technologies. For these reasons, we and our partially owned subsidiaries continue to sell securities to ensure available working capital. During the six months ended June 30, 2024, we received $2,082,000 from financing activities, including sales of stock (in BioLargo and subsidiaries), warrant exercises, and option exercises. We have been, and anticipate that we will continue to be, limited in terms of our capital resources, and expect to continue to need further investment capital to fund our business plans and investments in our new technologies.

The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to (i) continue to increase revenues, generate cash from operations, or generate cash from financing activities, (ii) convert assets such as our $2,104,000 in accounts receivable into cash; or (iii) if necessary, reduce ongoing cash obligations by curtailing portions of our operations.

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended  December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on  April 1, 2024. The results of operations for the six months ended  June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any future period.

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

As of June 30, 2024, and December 31, 2023, our cash balances were made up of the following (in thousands):

	June 30, 2024	December 31, 2023
BioLargo, Inc. and subsidiaries	$4,336	$3,142
Clyra Medical Technologies, Inc.	429	397
Total	$4,765	$3,539

Accounts Receivable

Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A credit loss expense to the allowances for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, and the Company’s historical experience. Provisions to the allowances for doubtful accounts for expected credit losses are recorded to general and administrative expenses. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of June 30, 2024, and December 31, 2023, the allowance for doubtful accounts for expected credit losses was 93,000 and 84,000, respectively.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the three and six months ended June 30, 2024 and 2023, the following customers accounted for more than 10% of consolidated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	70%	55%	78%	77%
Customer B	10%	—%	—%	—%

At June 30, 2024 and  December 31, 2023, one customer accounted for more than 10% of consolidated accounts receivable:

	June 30, 2024	December 31, 2023
Customer A	69%	68%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of  June 30, 2024, and December 31, 2023, was 4,000. Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw material	$111	$79
Finished goods	65	74
Total	$176	$153

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Non-Current Assets

Other non-current assets consisted of (i) security deposits related to our business offices, (ii) three patents acquired on  October 22, 2021, for $34,000.

	June 30, 2024	December 31, 2023
Patents	$34	$34
Security deposits	36	36
Total	$70	$70

Equity Method of Accounting

On March 20, 2020, we invested $100,000 into a South Korean entity (Odin Co. Ltd., “Odin”) pursuant to a Joint Venture agreement we had entered into with BKT Co. Ltd. and its U.S. based subsidiary, Tomorrow Water. We received a 40% non-dilutive equity interest, and BKT and Tomorrow Water each received 30% equity interests for an aggregate $150,000 investment.

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we recognized the investment on our condensed consolidated balance sheets and record an increase or decrease of the recorded balance by our percentage ownership of the profits or losses in the joint venture. The joint venture has incurred a loss since inception and our 40% ownership share reduced our investment interest. For the three and six months ended June 30, 2024, the reduction of our investment interest totaled $1,000, compared to $6,000 and $12,000 in the same periods in 2023.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized.  The impairment loss is measured based on the fair value of the asset.  Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operations. There were no impairment losses related to intangible assets during the six months ended June 30, 2024 or 2023.

Loss Per Share

We report basic and diluted loss per share (“LPS”) for common and common share equivalents. Basic LPS is computed by dividing reported losses by the weighted average shares outstanding. Diluted LPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and six months ended June 30, 2024 and 2023, the denominator in the diluted LPS computation is the same as the denominator for basic LPS due to the Company’s net loss which creates an anti-dilutive effect of the warrants and stock options.  As of June 30, 2024, the total stock options and warrants vested and available to be exercised totals 105,358,484.

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

The following methodology and assumptions were used to calculate share-based compensation for the six months ended June 30, 2024 and 2023:

	2024		2023
	Non Plan	2018 Plan	Non Plan	2018 Plan
Risk free interest rate	4.34%	4.16%	3.48 - 3.58%	3.48 - 3.58%
Expected volatility	96%	96 - 99%	113 - 114%	113 - 114%
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Life in years	10	10	10	10

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

The Company has outstanding contract liability obligations of $85,000 and $303,000 as of  June 30, 2024 and December 31, 2023, respectively.  Revenue from contract liability totaled $218,000 during the six months ended June 30, 2024. The outstanding balance will be recognized as earned per the terms of the contracts. Our Canadian subsidiary had a customer deposit outstanding at June 30, 2024 and December 31, 2023, totaling $80,000 and $113,000, respectively.  These were awarded as part of a grant for a particular project that has been delayed. ONM Environmental had a customer deposit outstanding at  June 30, 2024 and December 31, 2023, totaling $1,000 and $4,000, related to customer purchase orders not yet fulfilled. Revenue from customer deposits totaled $36,000 during the six months ended June 30, 2024.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. Management believes there are no unrecognized tax benefits or uncertain tax positions as of June 30, 2024 and December 31, 2023.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of June 30, 2024 and December 31, 2023. Accordingly, a 100% valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments as of June 30, 2024 and December 31, 2023 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, accounts payable, and line of credit. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Leases

At inception of a lease contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. We have no leases classified as finance leases. For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, management estimates the incremental borrowing rate, which currently is estimated to be 18%. Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Lease components are included in the measurement of the initial lease liability. Additional payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability. Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.  As of  June 30, 2024 and December 31, 2023, the right-of-use assets totaled $1,044,000, and $1,092,000, respectively.  As of  June 30, 2024 and December 31, 2023, the lease liability totaled $1,070,000 and $1,109,000, respectively, on our condensed consolidated balance sheets related to our operating leases.

Equipment and Leasehold Improvements

Equipment and leasehold improvements and are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 - 10 years or the remaining lease term. Newly built leaseholds, additions, renewals, and betterments that significantly extend the life of the asset are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any related gain or loss is reflected in income for the period.

Noncontrolling Interest

A noncontrolling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Noncontrolling interests are required to be presented as a separate component of equity on a consolidated balance sheets. Accordingly, the presentation of net loss is modified to present the loss attributed to controlling and non-controlling interests. The noncontrolling interest on the Company’s consolidated balance sheets represents equity not held by the Company. In accordance with ASC 810-10-20, “Noncontrolling Interests” BioLargo consolidates three non-wholly owned subsidiaries - Clyra, BLEST and BETI. Noncontrolling interest of Clyra represents 47% as of June 30, 2024, and  December 31, 2023.  Noncontrolling interest of BLEST represents 22.5% as of June 30, 2024 and  December 31, 2023.  Noncontrolling interest of BETI represents 4% as of June 30, 2024, and  December 31, 2023.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Sale of Stock for Cash

Lincoln Park Financing

On December 13, 2022, we entered into a stock purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us at our request up to an aggregate of $10,000,000 of our common stock (subject to certain limitations) from time to time over a period of three years. The agreement allows us, at our sole discretion, to direct Lincoln Park to purchase shares of our common stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior 12 business days. There are no restrictions on future financings, rights of first refusal, participation rights, penalties, or liquidated damages other than a prohibition on entering into a “Variable Rate Transaction,” as defined in the agreement. Concurrently with the LPC Purchase Agreement, we entered into a Registration Rights Agreement, pursuant to which we filed a registration statement on Form S-1 with the SEC on December 23, 2022. This registration statement was declared effective on January 19, 2023.

During the three months ended  June 30, 2024, we did not sell any shares to Lincoln Park. During the six months ended  June 30, 2024, we sold 766,175 shares of our common stock to Lincoln Park and received $260,000 in gross and net proceeds.

During the three and six months ended  June 30, 2023, we sold 1,098,221 and 1,643,623 shares of our common stock to Lincoln Park, and received $194,000 and $299,000, respectively, in gross and net proceeds.

Unit Offerings

During the three months ended  June 30, 2024, we sold 454,547 shares of our common stock and received $152,000 gross proceeds and $136,000 net proceeds from two accredited investors. During the six months ended  June 30, 2024, we sold 1,848,720 shares of our common stock and received $419,000 in gross and $364,000 in net proceeds from seven accredited investors.

During the three and six months ended  June 30, 2023, we sold 1,578,948 and 5,234,948 shares of our common stock and received $300,000 and $995,000 in gross and net proceeds from accredited investors.

In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares. (See Note 6, Warrants issued in Unit Offerings.)

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of June 30, 2024 and December 31, 2023 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 8, “Debt Obligations of Clyra Medical”).

	June 30, 2024	December 31, 2023
Current portion of debt:
SBA Paycheck Protection Program loan	$43	$43
Vehicle loan, current portion	13	13
SBA EIDL Loan, matures July 2053, current portion	10	10
Total current portion of debt	$66	$66

Long-term debt:
SBA Paycheck Protection Program loans, matures May 2025	$—	$97
Vehicle loan, matures March 2029	48	55
SBA EIDL Loan, matures July 2053	136	137
Total long-term debt, net of current	$184	$289

Total	$250	$355

For the three and six months ended June 30, 2024, we recorded $2,000 and $14,000 of interest expense related to the coupon interest from our debt obligations.

For the three and six months ended June 30, 2023, we recorded $12,000 and $60,000 of interest expense related to the amortization of discounts on convertible notes payable and coupon interest from our debt obligations.

Vehicle loan

On February 7, 2023, we entered a loan agreement with Bank of America for the purchase of a commercial vehicle used in operations totaling $80,000, at 5.29% annual interest which matures March 7, 2029. The loan agreement requires monthly payments of $1,000.  As of June 30, 2024, the balance of this loan totals $61,000.

SBA Program Loans

On  June 28, 2024, we received notice that the SBA had forgiven all of the $97,000 BLEST Paycheck Protection Program (PPP) loan.

On  February 7, 2022, we received notice that the SBA had forgiven $174,000 of the ONM Environmental $217,000 PPP loan. As of  June 30, 2024, the outstanding balance on this loan totals $43,000. The partial forgiveness decision has been appealed, and during such time, loan payments are deferred.

In July 2020, ONM Environmental received an Economic Injury Disaster Loan (EIDL) from the SBA in the amount of $150,000. The note has a 3.75% annual interest rate, requires monthly payments of $700, and matures July 2053. As of June 30, 2024, the balance of this loan totals $146,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for Services

Payment of Officer Salaries

No shares were issued to officers as payment of salary during the three or six months ended June 30, 2024.

On  June 30, 2023, an officer agreed to convert an aggregate $12,000 of accrued and unpaid salary into 68,541 shares of our common stock at $0.18 per share. On  March 31, 2023, an officer agreed to convert an aggregate $6,000 of accrued and unpaid salary into 30,747 shares of our common stock at $0.20 per share.

Payment of Consultant and Vendor Fees

On  June 30, 2024, we issued 446,989 shares of our common stock at $0.26 per share in lieu of $116,000 of accrued and unpaid obligations to consultants and vendors. On  March 31, 2024, we issued 288,997 shares of our common stock at $0.35 per share in lieu of $83,000 of accrued and unpaid obligations to consultants and vendors.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Expense

During the three and six months ended  June 30, 2024, we recorded an aggregate $539,000 and $1,027,000, and during the three and six months ended  June 30, 2023, we recorded an aggregate $288,000 and $544,000, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2024 Equity Incentive Plan, our 2018 Equity Incentive Plan, and outside of these plans. Included in these totals is option expense related to issuances by our subsidiary, Clyra, totaling $63,000 and $122,000 in the three and six months ended  June 30, 2024, and $66,000 and $127,000 in the three and six months ended  June 30, 2023. (See Note 8.)

2024 Equity Incentive Plan

On June 13, 2024, our stockholders adopted the BioLargo 2024 Equity Incentive Plan (“2024 Plan”) as a means of providing our directors, key employees, and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 13, 2034. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The number of shares available to be issued under the 2024 Plan increases automatically on January 1 of each year by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of June 30, 2024, 50,000,000 shares are authorized under the plan, and 48,170,243 remain available for grant.

Activity for our stock options under the 2024 Plan during the six months ended June 30, 2024, is as follows:

	Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	—	$—
Granted	1,829,757	$0.26
Balance, June 30, 2024	1,829,757	$0.26	10	$—
Unvested	(423,868)	$0.26
Vested, June 30, 2024	1,405,889	$0.26	10	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.26 at June 30, 2024.

The options granted to purchase 1,829,757 shares during the six months ended June 30, 2024 with an aggregate fair value of $428,000 were issued to board of directors, employees and consultants: (i) we issued options to purchase 367,648 shares of our common stock to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $84,000; (ii) we issued options to purchase 423,868 shares of our common stock to employees as part of employee retention plans; the fair value of employee retention plan options totaled $98,000 and vest over time or based on performance metrics; (iii) we issued options to purchase 338,241 shares of our common stock to consultants in lieu of cash for expiring options and for services performed; the fair value of these options totaled $77,000 and (iv) we issued options to purchase 700,000 shares of our common stock to our Chief Financial Officer with a fair value of $169,000 for expiring options. All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

As of June 30, 2024, there remains $97,000 of stock option expense to be expensed over the next four years.

2018 Equity Incentive Plan

On June 22, 2018, our stockholders adopted the BioLargo 2018 Equity Incentive Plan (“2018 Plan”) as a means of providing our directors, key employees, and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 22, 2028. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The number of shares available to be issued under the 2018 Plan increases automatically each January 1st by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of June 30, 2024, the 2018 Plan is closed to further stock option grants.  The 2018 Plan closed with 9,343,614 shares unissued.

Activity for our stock options under the 2018 Plan during the six months ended June 30, 2024, and 2023, is as follows:

	Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	41,108,448	$0.19
Granted	1,547,938	$0.30
Exercised	(497,024)	$0.15
Balance, June 30, 2024	42,159,362	$0.19	7.3	$2,698,000
Unvested	(4,087,382)	$0.22
Vested, June 30, 2024	38,071,980	$0.19	7.3	$2,429,000

Balance, December 31, 2022	28,484,549	$0.19
Granted	1,320,498	$0.20
Balance, June 30, 2023	29,805,047	$0.19	8.3	$402,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.26 at June 30, 2024.

The options granted to purchase 1,547,938 shares during the six months ended  June 30, 2024 with an aggregate fair value of $418,000 were issued to board of directors, employees and consultants: (i) we issued options to purchase 267,746 shares of our common stock to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $85,000; (ii) we issued options to purchase 735,351 shares of our common stock to employees as part of employee retention plans; the fair value of employee retention plan options totaled $160,000 and vest over time or based on performance metrics; and (iii) we issued options to purchase 544,841 shares of our common stock to replace expiring options; the fair value of these options totaled $173,000.  All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2024, there remains $741,000 of stock option expense to be expensed over the next four years.

The options granted to purchase 2,636,712 shares during the six months ended  June 30, 2023, with an aggregate fair value of $474,000 were issued to an officer, board of directors, employees and a consultant. The exercise price for all options were issued on their respective grant date of  March 31, 2023 ($0.20 per share) and  June 30, 2023 ($0.18 per share): (i) we issued options to purchase 864,290 shares of our common stock to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $154,000; (ii) we issued options to purchase 1,137,301 shares of our common stock to employees as part of an employee retention plan; the fair value of employee retention plan options totaled $203,000 and will vest quarterly over four years as long as they are retained as employees; (iii) we issued options to purchase 335,121 shares of our common stock to consultants in lieu of cash and for expiring options at $0.20 per share totaling $61,000, and (iv) we issued 300,000 options to our Chief Financial Officer with a fair value of $56,000 (see “Chief Financial Officer Contract Extension” immediately below). All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

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

Activity for our stock options under the 2007 Plan for the six months ended June 30, 2024 and 2023 is as follows:

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2007 Equity Incentive Plan

	Options Outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	1,564,085	$0.61
Expired	(844,085)	$0.61
Balance, June 30, 2024	720,000	$0.60	2.0	$—

Balance, December 31, 2022	1,904,085	$0.56
Expired	(40,000)	$0.28
Balance, June 30, 2023	1,864,085	$0.56	3.0	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.26 at June 30, 2024.

Non-Plan Options

Activity of our non-plan stock options issued for the six months ended June 30, 2024 and 2023 is as follows:

	Non-plan Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	17,375,044	$0.39
Granted	15,686	$0.26
Expired	(528,071)	$0.17
Exercised	(463,882)	$0.54
Balance, June 30, 2024	16,398,777	$0.40	2.9	$201,000
Unvested	(437,500)	$0.45
Vested, June 30, 2024	15,961,277	$0.39	2.9	$201,000

Balance, December 31, 2022	19,023,829	$0.39
Granted	60,040	$0.20
Balance, June 30, 2023	19,083,869	$0.39	4.1	$46,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.26 at June 30, 2024.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months ended June 30, 2024, we issued options to purchase an aggregate 15,686 shares of our common stock at $0.26 per share to vendors for fees for services.  The fair value of the options issued totaled an aggregate $4,000 and is recorded in our selling, general and administrative expense.  As of June 30, 2024, there remains $109,000 of stock option expense to be expensed over the next four years.

During the three months ended June 30, 2024, investors exercised stock options and we received $85,000 of proceeds and issued 497,024 shares of our common stock.

During the six months ended June 30, 2023, we issued options to purchase an aggregate 60,040 shares of our common stock at $0.20 per share to vendors for fees for services. The fair value of the options issued totaled an aggregate $11,000 and is recorded in our selling, general and administrative expense.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Warrants outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic value(1)
Balance, December 31, 2023	51,590,300	$0.27
Granted	4,127,516	$0.27
Exercised	(967,748)	$0.23
Expired	(5,562,754)	$0.21
Balance, June 30, 2024	49,187,314	$0.27	1.9	$735,000

Balance, December 31, 2022	49,023,398	$0.26
Granted	10,669,896	$0.25
Expired	(5,173,209)	$0.21
Balance, June 30, 2023	54,520,085	$0.26	2.5	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.26 at June 30, 2024.

During the six months ended June 30, 2024, investors exercised warrants to purchase 967,748 shares of our common stock, and we received $216,000 in proceeds.

Warrants issued in Unit Offerings

During the three months ended June 30, 2024, we issued six-month stock purchase warrants to purchase an aggregate 454,547 shares of our common stock at $0.33 per share, and five-year stock purchase warrants to purchase an aggregate 454,547 shares of our common stock at $0.33 per share, in conjunction with the sale of stock to investors in our Unit Offerings (see Note 3). The relative fair value of the warrant component of the units sold to investors totaled $93,000. The Black-Scholes model was used to calculate relative fair value, further discounted by the beneficial conversion feature and the value of the common stock component.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrant Fair Value

We use the Black-Scholes option pricing model to determine the relative fair value of warrants issued in conjunction with debt instruments, common stock, and for services. With respect to debt instruments, relative fair value is amortized over the life of the warrant. The principal assumptions we used in applying the Black-Scholes model were as follows:

	2024	2023
Risk free interest rate	3.69 – 5.38%	3.88 – 4.27%
Expected volatility	64 – 95%	40 – 95%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	.5 – 5	.5 – 5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

As of June 30, 2024, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	Canada	BETI	BEST	Intercompany amounts	Totals
Accounts payable	$151	$1,066	$227	$29	$46	$—	$(46)	$1,473
Accrued payroll	2	—	27	—	—	—	—	29
Total								$1,502

As of December 31, 2023, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	Canada	BETI	BEST	Intercompany amounts	Totals
Accounts payable	$163	$964	$34	$93	40	$—	$(82)	$1,212
Accrued payroll	49	86	116	—	—	—	—	251
Accrued interest	25	—	—	—	—	—	—	25
Total								$1,488

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

Debt Obligations of Clyra Medical

Promissory Note

On  April 8, 2022, Clyra Medical issued a promissory note in the principal amount of $100,000 to an individual investor, payable  April 8, 2024, and bearing 8% annual interest. The note  may be converted by its holder at any time prior to the maturity date, and automatically converts to stock upon (i) Clyra’s sale of $5,000,000 or more of its common or preferred stock, or (ii) the maturity date, at a conversion price equal to 70% of the lowest price-per-share of shares sold to a future investor prior to the maturity date.  As of June 30, 2024 and  December 31, 2023, the balance outstanding on this note payable totals $100,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Line of Credit

On June 30, 2020, Clyra Medical entered into a Revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC ("Vernal") committed to provide a $1,000,000 inventory line of credit. Since inception, Clyra Medical received $260,000 in draws and made repayments totaling $126,000. Clyra issued Vernal 32,200 shares of its common stock as a commitment fee for the line of credit, valued at $70,000. A security agreement of the same date grants Vernal a security interest in Clyra’s inventory, as that term is defined in the Uniform Commercial Code. Clyra may prepay the note at any time.

On December 13, 2022, Clyra and Vernal amended the Revolving Line of Credit Agreement extending the maturity date of the line of credit to September 30, 2024, and modifying the payment terms such that amounts of principal due in each month are capped at a maximum of 15% of the principal amount then due under the note. Additionally, BioLargo agreed to allow Vernal to elect to convert, any time prior to the note’s maturity date, the 32,200 shares of Clyra common stock it received as consideration for the line of credit into shares of BioLargo common stock at the then market price of BioLargo’s common stock. On January 9, 2023, Vernal elected to convert Clyra shares into 527,983 shares of BioLargo common stock.

As of June 30, 2024, the balance outstanding on this line of credit totals $134,000.

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

During the six months ended June 30, 2024, Clyra issued 27,600 shares of its common stock at $2.71 per share as per a development agreement. The fair value totaled $52,000 and recorded as part of research and development expense on our condensed consolidated statement of operations. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

As of June 30, 2024, Clyra had 10,374,635 shares issued and outstanding, of which 746,183 were Series A Preferred shares.  As of December 31, 2023, Clyra had 10,000,749 shares issued and outstanding, of which 746,183 were Series A Preferred shares. As of June 30, 2024, and December 31, 2023, of the outstanding amount, BioLargo owned 5,471,156 and 5,322,775, respectively, common shares and 165,765 Series A Preferred shares.

BioLargo Conversion of Intercompany Balances

In June 2024, BioLargo converted $741,000 owed to it by Clyra into 148,156 shares of Clyra common stock.

Sales of Common Stock

During the six months ended June 30, 2024, Clyra sold 223,000 shares of its common stock, and issued warrants to purchase 111,500 shares of its common stock at $7.50 per share, expiring  February 28, 2027, from five accredited investors. In exchange, it received $1,115,000 in gross proceeds.

During the three months ended June 30, 2024, Clyra issued 2,730 shares in lieu of cash to a vendor for services performed.  The fair value of the services performed totaled $14,000.

During the six months ended  June 30, 2023, Clyra did not sell shares of its common stock.

Sales of Series A Preferred Stock

The Series A Preferred Stock offering closed in October 2023.  In total, Clyra sold 746,618 shares of its Series A Preferred Stock, and in exchange received $1,800,000 in gross and net proceeds. Purchasers of the Series A Preferred Stock also received a 3-year warrant to purchase the same number of additional shares of common stock for $3.72 per share. The fair value of the warrants issued totaled $524,000. Shares of Series A Preferred Stock earn a dividend of 15% each year, compounding annually; the company is under no obligation to pay such dividends in cash, and such dividends automatically convert to common stock upon conversion of the Series A Preferred Stock to common stock. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock, and automatically convert upon the completion of a public offering of shares in which at least $5,000,000 of gross proceeds is received by the company. Accrued dividends  may be converted to common stock at a conversion rate of $3.10 per share.  As of June 30, 2024 and December 31, 2023, the Preferred Series A accrued and unpaid dividend totaled $327,000 and $241,000, respectively. Each investor also entered into an agreement with BioLargo whereby the investor  may exchange some or all of its Series A Preferred stock, plus accrued dividends, into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 30 prior trading days. Elections  may be made during the period beginning  January 1, 2025, and ending on  June 30, 2026.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Clyra Stock Options

	Clyra Options Outstanding	Weighted average price per share	Weighted average remaining life
Balance, December 31, 2023	1,478,922	$0.31
Granted	50,055	$4.03
Balance, June 30, 2024	1,528,977	$0.43	6.8
Unvested	(3,075)	$2.71
Balance, June 30, 2024	1,525,902	$0.43

Balance, December 31, 2022	1,583,329	$0.06
Granted	85,815	1.46
Balance, June 30, 2023	1,669,144	$0.13	7.5

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis.  The fair value of the options issued totaled $122,000 in the six months ended June 30, 2024, and $127,000 in the six months ended June 30, 2023. The Black-Scholes model is used to calculate the initial fair value, during the six months ended June 30, 2024 and 2023, we used a stock price on the date of grant of $4.50 and $2.71 per share, respectively. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

	June 30, 2024	December 31, 2023
Risk free interest rate	4.16 - 4.34%	3.48 - 4.45%
Expected volatility	49%	49%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	10	10

Clyra Warrants

	Clyra Options Outstanding	Weighted average price per share	Weighted average remaining life
Balance, December 31, 2023	749,911	$3.74
Granted	111,500	$7.50
Balance, June 30, 2024	861,411	$4.22	2.50

Balance, December 31, 2022	207,513	$3.72
Granted	415,297	3.72
Balance, June 30, 2023	622,810	$3.72	$3.24

As part of the Clyra unit offering, it issued three-year warrants to purchase 111,500 shares of Clyra common stock at an exercise price of $7.50 per share.  The fair value of these warrants issued totaled $135,000 and is limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the Clyra stock.  The Black-Scholes model is used to calculate the initial fair value, during the six months ended June 30, 2024 and 2023, we used a stock price on the date of grant of $4.50 and $2.71 per share, respectively. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

Accounts Payable and Accrued Expenses

At June 30, 2024, and December 31, 2023, Clyra had the following accounts payable and accrued expenses (in thousands):

Category	2024	2023
Accounts payable	$495	$135
Accrued dividend	414	$242
Accrued payroll	14	7
Accrued interest	16	13
Total	$939	$397

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. BioLargo Engineering, Science and Technologies, LLC

In  September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into a three-year office lease in the Knoxville, Tennessee area, and entered into employment agreements with six scientists and engineers. BLEST was capitalized with two classes of membership units: Class A, 100% owned by BioLargo, and Class B, held by management of BLEST, and which initially had no “profit interest,” as that term is defined in Tennessee law. Class B members were also granted options to purchase up to an aggregate 1,750,000 shares of BioLargo common stock. The profit interest and option shares are subject to a five-year vesting schedule tied to the performance of the subsidiary. As of June 30, 2024 and December 31, 2023, Class B members have earned 22.5% profit interest.

Note 10. BioLargo Energy Technologies, Inc.

BioLargo Energy Technologies, Inc. (“BETI”) was formed for the purpose of commercializing a proprietary sodium battery technology. BioLargo purchased 9,000,000 shares of its common stock upon its formation and was its sole stockholder.

During the six months ended June 30, 2024, BETI sold 20,000 shares of its common stock at $2.50 per share to one accredited investor and received $50,000 in gross proceeds. Each investor also entered into an agreement with BioLargo whereby the investor   may exchange some or all of its shares of BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 20 trading days prior to the election to exchange. Elections must be made during calendar year 2024.  During the three months ended June 30, 2024, an investor elected to convert 50,000 shares of BETI common stock, based on the volume weighted average price of BioLargo common stock for the 30 business days preceding the election, into 378,788 shares of BioLargo common stock.

During the six months ended June 30, 2023, BETI sold 325,000 shares of its common stock at $2.00 per share to six accredited investors. Of that amount, BioLargo purchased 50,000 shares for $100,000, and one investor converted a $50,000 note owed by BioLargo into 25,000 shares. Proceeds from third parties totaled $550,000. Each investor also entered into an agreement with BioLargo whereby the investor  may exchange some or all of its shares of BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 20 trading days prior to the election to exchange. Elections must be made during calendar year 2024.

As of June 30, 2024, BETI had 9,487,000 issued and outstanding shares, of which BioLargo holds 9,100,000.

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

The segment information for the three and six months ended June 30, 2024, and 2023, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
ONM Environmental	$4,012	$1,316	$8,586	$4,859
BLEST	1,259	538	1,615	901
BioLargo Canada	—	9	—	9
Clyra Medical	—	—	—	6
Intersegment revenue	(257)	(417)	(428)	(587)
Total	$5,014	$1,446	$9,773	$5,188

Stock option expense
BioLargo corporate	$(476)	$(222)	$(905)	$(417)
Clyra Medical	(63)	(66)	(122)	(127)
Total	$(539)	$(288)	$(1,027)	$(544)

Depreciation expense
BioLargo corporate	$(10)	$(9)	$(19)	$(15)
ONM Environmental	(8)	(6)	(13)	(10)
BLEST	(18)	(2)	(36)	(4)
Clyra Medical	(2)	(9)	(4)	(19)
Total	$(38)	$(26)	$(72)	$(48)

Research and development expense
BioLargo corporate	$(214)	$(243)	$(537)	$(432)
ONM Environmental	—	—	—	—
BLEST	(336)	(292)	(688)	(537)
BETI	(133)	(271)	(213)	(303)
BioLargo Canada	(97)	(138)	(177)	(273)
Clyra Medical	(100)	(60)	(220)	(194)
Intersegment R&D	257	417	428	587
Total	$(623)	$(587)	$(1,407)	$(1,152)

Operating income (loss)
BioLargo corporate	$(1,124)	$(635)	$(2,369)	$(1,434)
ONM Environmental	1,490	428	3,288	1,815
BLEST	(247)	(450)	(692)	(818)
BETI	(226)	(297)	(381)	(384)
BEST	(49)	—	(115)	—
BioLargo Canada	(118)	(209)	(223)	(393)
Clyra Medical	(616)	(396)	(1,161)	(823)
Total	$(890)	$(1,559)	$(1,653)	$(2,037)

Interest income (expense)
BioLargo corporate	$(2)	$(4)	$(5)	$(40)
ONM Environmental	6	(2)	4	(4)
Clyra Medical	(6)	(6)	(13)	(16)
Total	$(2)	$(12)	$(14)	$(60)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2024	BioLargo	ONM	BLEST	CLYRA	BETI	BEST	Canada	Elimination	Total
Tangible assets	$787	$5,689	$839	$1,645	$8	$—	$45	$(22)	$8,991
Right of use operating lease	365	—	679	—	—	—	—	—	1,044
Investment in South Korean joint venture	18	—	—	—	—	—	—	—	18
Total	$1,170	$5,689	$1,518	$1,645	$8	$—	$45	$(22)	$10,053

As of December 31, 2023	BioLargo	ONM	BLEST	CLYRA	BETI	BEST	Canada	Elimination	Total
Tangible assets	$942	$4,624	$1,083	$432	$4	$—	$50	$(41)	$7,094
Right of use operating lease	394	—	698	—	—	—	—	—	1,092
Investment in South Korean joint venture	19	—	—	—	—	—	—	—	19
Total	$1,355	$4,624	$1,781	$432	$4	$—	$50	$(41)	$8,205

Note 12. Leases

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. Short-term leases less than one-year are not included in our analysis. For the three and six months ended June 30, 2024, rental expense totaled $88,000 and $176,000; for the three and six months ended June 30, 2023, rental expense totaled $83,000 and $166,000.  The lease of our Westminster facility expires  August 2024. Management intends to extend this lease for four years. The four-year lease extension added $394,000 to our right of use and lease liability as of  December 31, 2023.  The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.  As of June 30, 2024, the weighted average remaining lease term for our operating leases was seven years and the total remaining operating lease payments is $1,906,000.

	BioLargo
Year ending	Corp / ONM	BLEST	Total
December 31, 2024	62,000	77,000	139,000
December 31, 2025	125,000	157,000	282,000
December 31, 2026	129,000	160,000	289,000
December 31, 2027	133,000	163,000	296,000
December 31, 2028	79,000	166,000	245,000
Thereafter	—	655,000	655,000
Total minimum lease payments	$528,000	$1,378,000	$1,906,000

Note 13. Subsequent Events

Stock Issuances

From  July 1, 2024, through  August 13, 2024, we issued 350,000 shares of our common stock pursuant to the exercise of stock options.

From  July 1, 2024, through  August 13, 2024, we issued 2,100,295 shares of our common stock pursuant to the exercise of warrants.

From  July 1, 2024, through  August 13, 2024, we issued 28,846 shares of our common stock to vendors in exchange for reduction in payables.

Extension of Agreement with Chief Financial Officer

On August 13, 2024, we and our Chief Financial Officer Charles K. Dargan, II agreed to extend the term of his engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as our Chief Financial Officer. The Engagement Extension Agreement dated as August 13, 2024 (the “Engagement Extension Agreement”) expires January 31, 2025 (the “Extended Term”), at which time the agreement will automatically renew for subsequent one-year periods.

As the sole compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 300,000 shares of the Company’s common stock. The Option vests over the period of the Extended Term in monthly installments of 25,000 shares, so long as the agreement is in full force and effect. The Option is exercisable at $0.24 per share, the closing price of BioLargo’s common stock on the August 13, 2024 grant date, expires ten years from the grant date, and was issued pursuant to the Company’s 2024 Equity Incentive Plan. The Option is Mr. Dargan’s sole compensation for the Extended Term. As was the case in all prior terms of his engagement, there is no cash component of his compensation for the Extended Term. Mr. Dargan is eligible to be reimbursed for business expenses he incurs in connection with the performance of his services as the Company’s Chief Financial Officer (although he has made no such requests for reimbursement in the past). All other provisions of the Engagement Agreement not expressly amended pursuant to the Engagement Extension Agreement remain the same, including provisions regarding indemnification and arbitration of disputes. Upon each renewal of the agreement, Mr. Dargan will be issued an option to purchase 300,000 shares, at an exercise price equal to the closing price of the Company's common stock on the prior business day, vesting over one year.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2024, unless expressly stated otherwise, and we undertake no duty to update this information.

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

We operate our business in distinct business segments:

●

Odor and VOC control products, including consumer products, such as the Pooph-branded pet-odor control product, and our industrial odor control product, CupriDyne Clean Industrial Odor Eliminator, sold by our subsidiary ONM Environmental, Inc.;

●

Water treatment equipment and solutions, including our PFAS removal system the Aqueous Electrostatic Concentrator (AEC), our water reuse and recycling technology co-developed with Garratt-Callahan called AROS, and our micro-pollutant treatment and energy-efficient disinfection solution, the AOS, all sold by our subsidiary BioLargo Equipment Solutions & Technologies, Inc.;

●	Battery energy storage system solutions under the brand name CellinityTM being developed by our partially owned (96%) subsidiary BioLargo Energy Technologies, Inc.;

●	Medical products based on our technologies, including the FDA-cleared Bioclynse surgical wound irrigation solution sold by our partially owned (53%) subsidiary Clyra Medical Technologies, Inc.;

●

Our professional engineering services division, which, in addition to serving outside clients on a fee for service basis, supports our internal business units, through our partially owned (77.5%) subsidiary BioLargo Engineering, Science & Technologies, LLC ("BLEST");

●	Our research and support personnel, through our wholly-owned subsidiary BioLargo Canada, Inc., located on campus at the University of Alberta, Edmonton, Canada.

Odor Control (Consumer and Industrial)

ONM Environmental, Inc. ("ONM") is BioLargo’s wholly-owned subsidiary that delivers robust and comprehensive products and services to control and mitigate odor and VOCs for both consumer and industrial applications.

Pooph - Consumer Private-Label Products

ONM sells privately labeled odor-control products based on our technologies to third parties who market and sell the products under their own brand names. The most successful of these products is the "Pooph" branded pet odor control product sold by Pooph Inc. both directly to consumers and to national and regional retailers including Walmart, Amazon, Home Depot, Ace Hardware, Chewy.com, Target, Ralphs, and others. Pooph is advertised on television nationally, and is expanding its product lines to other products based on our odor technologies. In addition to purchasing product from us at an agreed-upon manufacturing margin, Pooph Inc. pays us six percent royalty on their sales in exchange for exclusive rights to our technology for pet odors. During the three and six months ended June 30, 2024, revenues from sales to Pooph comprised 70% and 78% of our company-wide revenue

The success of Pooph is an example of our strategy of developing distribution channels that do not rely on our in-house sales and distribution infrastructure, and do not require our investment in marketing dollars. We continue to explore potential partnerships and products along these lines with other parties, and to support existing private label products.

Industrial Odor and VOC Solutions

We believe ONM's industrial odor control product, CupriDyne Clean, is the number-one performing industrial odor-control product in the market, and that it offers substantial savings to our customers compared with competing products. We have been and expect to continue selling product to municipalities and some of the largest solid waste handling companies in the country, with a portion of chemistry product sales resulting from national purchasing agreements (NPAs). ONM Environmental continues to focus on securing more contracts with existing customers and developing business with new customers. ONM Environmental holds General Engineering, Electrical, Plumbing and Low Voltage contractor licenses issued by the California Contractors State License Board, and offers a menu of services to landfills, transfer stations, wastewater treatment facilities as well as facilities in non-waste related industries. These services include engineering design, construction, installation, ongoing maintenance and on-site support services to assist our clients in the implementation and continued use of the various systems that deliver our liquid products in the field (such as misting systems).

South Korean Joint Venture

In 2020, we partnered with a leading wastewater treatment solution provider based in South Korea in a joint venture to commercialize our CupriDyne Clean products in South Korea. We own 40% of the joint venture. Although the joint venture established manufacturing and is marketing the product, the pandemic significantly impacted the expected growth of the company. While the local management team continues to market the product to industrial clients, their efforts have struggled to gain a foothold. We are not obligated to contribute additional funds to the venture, and cannot predict its future success.

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

The sales process in the municipal and industrial water and wastewater industry is a very technically intensive process, and can be long and arduous. The entirety of the sales cycle can be lengthy, in some cases even taking many months or in very large projects, multiple years to complete bench-scale in-house validation testing and piloting, field piloting, project scoping and bidding, and contracting, before a project starts. The process is also very engineering-intensive, and therefore the staff required to secure contracts for water treatment projects need to be engineers, in most cases. In our company, BLEST’s engineers fill this role.

Having secured its first contract to install an AEC system to remove PFAS from drinking water, BEST has been actively in scoping and bidding water treatment projects for over a year and as a result has developed a substantial pipeline of potential projects in which customers indicate a high level of interest. In addition, BEST regularly receives inquiries for new projects in development through the company’s network of manufacturer’s sales representatives. It is important to note that additional staffing is needed to meet what we believe is, and will continue to be a rapidly escalating level of customer interest in our solutions. Although BEST is primarily focused on AEC, AROS and AOS, discussed below, it offers comprehensive water treatment solutions, related equipment, and services, some of which may be manufactured by third parties and sold by BEST as an authorized distributor. The AEC, AROS and AOS are discussed in the following sections.

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

BioLargo Energy Technologies, Inc.

Our subsidiary BioLargo Energy Technologies, Inc. (“BETI”) was founded to commercialize a novel battery technology with the potential to help facilitate the ongoing shift toward renewable energy production by providing a safer, longer lasting, more eco-friendly, and more affordable alternative to lithium-ion batteries. Designed for long duration energy storage, also known as battery energy storage solutions (BESS), our battery, called Cellinity™, uses a novel “liquid sodium” chemistry that involves common materials that can be sourced domestically, and which has, for a variety of reasons, significant advantages over other battery chemistries for use in stationary, long-duration energy storage.

BETI has constructed a pilot-scale battery production facility in our Oak Ridge Tennessee engineering headquarters, and is currently attempting to manufacture prototype batteries for testing to confirm energy efficiency, useful life expectancy, energy density, safety profile, number of charge/discharge cycles, and other technical claims that we believe will differentiate the battery from incumbent technologies. Once prototype batteries are built and tested, and assuming such tests show the batteries have the characteristics we expect would differentiate it from other battery technologies, we will complete the design on a larger sized battery cell that would then be incorporated into battery packs and battery sizes meant for industrial facilities. Once designed, our engineers will work to develop manufacturing processes that would allow scale production to ensure costs of goods in line with market demand and conditions.

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

Clyra Medical Technologies, Inc. - Bioclynse Wound Irrigation Solution

Clyra Medical Technologies, Inc. is our partially owned subsidiary creating medical products based on our technologies. Its primary product is a surgical wound irrigation solution called Bioclynse that can help manage patient care and outcomes. The first target market for this product is orthopedics, including hip and knee replacement surgeries. Management believes Bioclynse outperforms competing products as it has proven performance in biofilm disruption and inhibition, is non-toxic and non-cytotoxic, is non-sensitizing to tissue, and unlike competing products, does not need to be rinsed and/or removed from a surgical cavity. Clyra management is focused on developing partnerships with large, well-established distributors who can help rapidly accelerate the product’s access to clinicians and surgeons in hospitals around the country. It, and its manufacturing partner, Keystone Industries, have invested in manufacturing equipment to support at-scale manufacturing for the Bioclynse product's use in sterile settings, such as in surgery. In total, Clyra has committed approximately $1.5 million in equipment and related assets to support an expected national roll out of Bioclynse. During the six months ended June 30, 2024, Clyra sold $1,115,000 in common stock to support these efforts.

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

BLEST engineers generate revenue through services to third party clients, as well as for internal BioLargo projects such as the AEC and battery (revenues from internal projects are eliminated in the consolidation of our financial statements and are designed “intersegment revenue”). Third party contracts include ongoing work at U.S. Air Force bases for air quality control. In the second quarter of 2024, BLEST secured new contracts to provide air quality control compliance services to additional U.S. Air Force bases, increasing its ongoing contract-based revenue to approximately $100,000 per month.  Efforts to expand this work as well as with other clients are consistently ongoing.

The staff time devoted to supporting the AEC (PFAS) and battery related work is demanding and , at the same time, BLEST needs to hire more qualified staff to meet and expanding demand for our growing list of customers and/or expected customers. When we combine the demands of current revenue generating projects and expected growth, we are presented with an obvious challenge to manage quality, timely performance as well as access to qualified staff. We are working carefully to find balance to help ensure we meet the demands of both in a practical customer centric and capital conserving way. It may be for example, when we secure larger and larger contracts for PFAS or Garrett Callan related work, we will need to depend heavily on our contact manufactures to meet the customer demands in the near term as we scale up our infrastructure and work force capabilities.

Results of Operations

Our revenues increased 247% and 88% in the three and six months ended June 30, 2024, as compared with the same periods in 2023, primarily due to an increased volume of sales of our pet odor  control product private labeled to a third party under the brand name “Pooph”, which comprised 70% and 78%, respectively of our company-wide revenues in such periods. Our financial statements separate revenue based on products and services. Revenues from the sale of products for the three and six months ended June 30, 2024, increased 272% and 95% over the same periods in 2023. Revenues from services for the three and six months ended June 30, 2024, decreased 5% over the same periods in 2023.

ONM Environmental

Our wholly-owned subsidiary ONM Environmental generates revenues through (i) sales of our flagship product CupriDyne Clean, including related design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and (ii) sale of private-label products to third parties, including the Pooph branded pet odor control product.

Revenue (ONM Environmental)

ONM Environmental’s revenues increased 205% (to $4,012,000) and 77% (to $8,586,000) in the three and six months ended June 30, 2024, compared with the same periods in 2023. The increase in revenues was almost entirely due to an increase in the volume of sales of our pet odor product private labeled to a third party under the brand name "Pooph". Because ONM Environmental has no control over the marketing and sales activity or levels of the Pooph branded products, it cannot predict sales volumes related to it in future periods. Pooph management has indicated their intentions to continue advertising and expanding sales. While they have performed well in the past, their execution of those future plans has inherent risks that are out of our control.

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM Environmental’s costs of goods for the three and six months ended June 30, 2024, were 55% and 54%, an increase of 41% and 14%, compared to the same period in 2023. The current period increase in cost of goods is due an increase in raw material costs.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s selling, general and administrative expenses increased 11% during each of the three and six months ended June 30, 2024, as compared with the same period in 2023.  The increase is due to additional employees.

Operating Income (ONM Environmental)

ONM Environmental generated operating income of $1,490,000 and $3,288,000 in the three and six months ended June 30, 2024, compared to operating income of $428,000 and $1,815,000 for the three and six months ended June 30, 2023. The generation of operating income for the three and six months ended June 30, 2024, was entirely dependent on sale of Pooph branded products.

BLEST (engineering)

Revenue (BLEST)

Our engineering segment's (BLEST's) revenues increased 665% (to $1,002,000) and 267% (to $1,187,000), net of intersegment revenue, in the three and six months ended June 30, 2024, as compared with the same periods in 2023. The increase in revenue in the three and six months ended June 30, 2024, as compared with prior periods is due to $878,000 of revenue recognized in the quarter from the sale of water treatment equipment. Although we are focused on sales of water treatment equipment such as our AEC, AOS, and AROS systems, the sales cycle for municipal and industrial water treatment equipment is long, and management does not expect a to record similar level revenue from equipment sales in either the third or fourth quarter of 2024. With recent new contracts, our engineers are generating approximately $100,000 in monthly services revenues for air quality management services at U.S. Air Force bases. These ongoing contracts are expected to continue provide a monthly base revenue, in addition to regular work for other clients. In the future, equipment sales will be primarily handled through our subsidiary dedicated for that purpose - BioLargo Equipment Solutions & Technologies, Inc. (BEST).

In addition to providing services to third party clients, BLEST provides services for internal BioLargo projects. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements. In the three and six months ended June 30, 2024, intersegment revenue for BLEST totaled $257,000 and $428,000 and for the three and six months ended June 30, 2023, intersegment revenue for BLEST totaled $408,000 and $578,000.

Cost of Revenues (BLEST)

BLEST’s cost of revenues includes employee labor, subcontracted costs and cost of goods sold. In the three and six months ended June 30, 2024, costs were 67% and 63% of revenues, versus 56% and 64% in the same period in 2023. The increase is related to lower margins on equipment sales. In future periods, equipment sales are expected to be through our subsidiary BEST.

Selling, General and Administrative Expense (BLEST)

BLEST’s SG&A expenses were $238,000 and $441,000, in the three and six months ended June 30, 2024, compared to $214,000 and $399,000, in the three and six months ended June 30, 2023, the increase is due to an additional employee. In June and July 2024, BLEST has hired four additional full time employees.

Operating Loss (BLEST)

BLEST incurred an operating loss of $247,000 and $692,000, in the three and six months ended June 30, 2024, compared to an operating loss of $450,000 and $818,000 in the three and six months ended June 30, 2023. This operating loss is reflective of the focus at BLEST on internal BioLargo projects. While we are unable to record revenues generated from services by the engineering group to other BioLargo operating divisions for important projects such as the development of the battery, AOS and AEC technologies, it is important to note that its operating loss would be eliminated if it were selling these services to a third party at fair market value.  The decrease in operating loss was due to an increase in third party-revenues.  Because the subsidiary had an operating loss, we invested cash during the quarter to allow it to maintain operations.

Clyra Medical

Clyra Medical did not generate revenue in 2024, and it generated $6,000 in the three months end June 30, 2023. In the three and six months ended June 30, 2024, had $616,000 and $1,161,000 in total costs and expenses, which included $100,000 and $220,000 in research and development expenses.  In the same period in 2023, had $396,000 and $823,000 in total costs and expenses, which included $60,000 and $194,000  in research and development expenses. We expect Clyra's losses to continue in the near future as Clyra works to finalize agreements with third parties to distribute its products.

BETI

BETI has not generated generate revenue, and for the three and six months ended June 30, 2024, had $226,000 and $381,000 in total costs and expenses, which included $133,000 and $213,000 in research and development expenses.  In the same periods in 2023, had $297,000 and $384,000 in total costs and expenses, which included $271,000 and $303,000 in research and development expenses. The primary focus of BETI is the development of its battery technology. We do not expect BETI to generate revenue in the near future as it continues its research and development activities.

BEST

Formed in 2024 to develop and commercialize our various water treatment equipment, including the AEC. BEST did not generate revenue during 2024. During the three and six months ended June 30, 2024 incurred $49,000 and $115,000  in total expenses primarily related to salaries and marketing.

Selling, General and Administrative Expense – consolidated

Our SG&A expenses include both cash (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). For the three and six months ended June 30, 2024  consolidated SG&A increased in the aggregate by 34% (to $2,404,000) and by 32% (to $4,629,000). The largest components of our SG&A expenses included (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Salaries and payroll related	$802	$574	$1,504	$1,180
Professional fees	213	203	494	414
Consulting	386	186	865	384
Office expense	579	494	1,025	952
Sales and marketing	139	118	238	211
Investor relations	201	86	330	179
Board of director expense	84	130	173	195
Total Selling, General & Administrative	$2,404	$1,791	$4,629	$3,515

In the three and six months ended June 30, 2024, our non-cash expenses from the issuance of stock and stock options totaled $669,000 and $1,292,000 compared to $363,000 and $826,000 for the three and six months ended June 30, 2023. This increase is due to stock option issuances for previously issued stock options that expired during the three and six months ended June 30, 2024. The majority of this stock option expense is recorded in Consulting expense. Salaries and payroll related expense increased due to the addition of new employees; company wide, there are 36 full time employees. Professional fees increased due to the addition of our BEST subsidiary, private securities offerings for BioLargo and Clyra, and other organizational needs that required professionals. Investor relation expense increased as we continue to tell the BioLargo story to the public markets through speaking events and trade shows.

Research and Development

In the three and six months ended June 30, 2024, we spent $623,000 and $1,407,000  in the research and development of our technologies and products. This was an increase of 6% and 22% compared to the three and six months ended June 30, 2023. The increase is primarily due to work related to (i) the battery project, and (ii) the AEC. As these products mature, we expect the level of research and development to decrease.

Interest expense

Our interest expense for the three and six months ended June 30, 2024, was $2,000 and $14,000 compared to $12,000 and $60,000 in the three and six months ended June 30, 2023.  The decrease is due to a decrease in financing activities.

Other Income and Expense

For the three and six months ended June 30, 2024, we had $15,000 of grant income, as compared with the $32,000 in the three and six months ended June 30, 2023. Grant income is primarily generated through our wholly owned Canadian subsidiary, we have been awarded more than 80 research grants over the years from various public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. Grant funds paid directly to third parties are not included as income in our financial statements.

Net Loss

Net loss for the three and six months ended June 30, 2024, was $780,000 and $1,555,000 a loss of $ (0.001) and $ (0.003)per share, compared to a net loss for the three and six months ended June 30, 2023, of $1,626,000 and $2,120,000, a loss of $ (0.005) and $ (0.006) per share.  Our net loss for the three and six months ended June 30, 2024, decreased because of the increase in revenue offset by an increase in SG&A expense. Of the SG&A expense, $669,000 and $1,292,000 in the three and six months ended June 30, 2024, are non-cash expenses related to the issuance of stock and stock options.

The net income (loss) per business segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
BioLargo corporate	$(1,126)	$(639)	$(2,374)	$(1,474
ONM	1,496	426	3,292	1,811
Clyra Medical	(622)	(404)	(1,174)	(840
BLEST	(150)	(450)	(595)	(818
BETI	(226)	(297)	(381)	(384
BEST	(49)	—	(115)	—
BioLargo Canada	(103)	(262)	(208)	(415
Net loss	$(780)	$(1,626)	$(1,555)	$(2,120

Liquidity and Capital Resources

For the three and six months ended June 30, 2024, we generated revenues of $5,014,000 and $9,773,000 and we had a net loss of $780,000 and $1,555,000  For the six months ended June 30, 2024, we generated $330,000 net cash from operating activities.  On June 30, 2024, we had current assets of $7,110,000, of which $4,765,000 was cash and cash equivalents, had current liabilities of $3,012,000, and working capital of $4,098,000.

While we were able to generate net cash from operating activities during the six months ended June 30, 2024, we do not have a long history of doing so and are highly reliant upon one customer for the generation of a majority of our revenues. We also continue to use cash to invest in capital equipment, research and development, and our new technologies. For these reasons, we and our partially owned subsidiaries continue to sell securities to ensure available working capital.  We have been, and anticipate that we will continue to be, limited in terms of our capital resources, and expect to continue to need further investment capital to fund our business plans and investments in our new technologies.

For these reasons, we continue to sell securities to ensure available working capital, both directly and through our subsidiaries; during the six months ended June 30, 2024, we received net proceeds of $1,789,000. Additionally during the six months ended June 30, 2024, we received $301,000 in net proceeds from the exercise of stock options and warrants. We have been, and anticipate that we will continue to be, limited in terms of our capital resources, and expect to continue to need further investment capital to fund our business plans and investments into our new technologies. The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to (i) continue to increase revenues, generate cash from operations, and/or generate cash from financing activities, (ii) convert assets such as our $2,104,000 in accounts receivable into cash; or, (iii) if necessary, reduce ongoing cash obligations by curtailing portions of our operations.

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

Item 4.         Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended – the “Exchange Act”) as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended June 30, 2024, we sold 454,547 shares of our common stock and received $152,000 gross and $136,000 net proceeds from two accredited investors. In addition to the shares, we issued six-month and five-year warrants to purchase an aggregate 909,094 additional shares.

During the three months ended June 30, 2024, we did not sell shares to Lincoln Park.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.          Other Information

Extension of Agreement with Chief Financial Officer

On August 13, 2024, we and our Chief Financial Officer Charles K. Dargan, II agreed to extend the term of his engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as our Chief Financial Officer. The Engagement Extension Agreement dated as August 13, 2024 (the “Engagement Extension Agreement”) expires January 31, 2025 (the “Extended Term”), at which time the agreement will automatically renew for subsequent one-year periods.

As the sole compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 300,000 shares of the Company’s common stock. The Option vests over the period of the Extended Term in monthly installments of 25,000 shares, so long as the agreement is in full force and effect. The Option is exercisable at $0.24 per share, the closing price of BioLargo’s common stock on the August 13, 2024 grant date, expires ten years from the grant date, and was issued pursuant to the Company’s 2024 Equity Incentive Plan. The Option is Mr. Dargan’s sole compensation for the Extended Term. As was the case in all prior terms of his engagement, there is no cash component of his compensation for the Extended Term. Mr. Dargan is eligible to be reimbursed for business expenses he incurs in connection with the performance of his services as the Company’s Chief Financial Officer (although he has made no such requests for reimbursement in the past). All other provisions of the Engagement Agreement not expressly amended pursuant to the Engagement Extension Agreement remain the same, including provisions regarding indemnification and arbitration of disputes. Upon each renewal of the agreement, Mr. Dargan will be issued an option to purchase 300,000 shares, at an exercise price equal to the closing price of the Company's common stock on the prior business day, vesting over one year.

Item 6.         Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Amended and Restated Bylaws	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Certificate of Amendment to Certificate of Incorporation, filed August 30, 2022	Form 10-Q	11/14/2022
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.7	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.8	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018

4.9	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.10	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.11	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.12	Warrant issued in BioLargo Unit Offerings (through January 16, 2024)	Form 10-Q	8/14/2020
4.13	Amendment to March 2018 $50,000 Convertible Note, dated March 8, 2018	Form 10-K	3/30/2021
4.14	Warrant issued to $50,000 Convertible Noteholder on March 1, 2020	Form 10-K	3/30/2021
4.15	Satisfaction of March 2018 Convertible Note, dated March 6, 2023	Form 10-K	3/31/2023
10.1	BioLargo license to Clyra Medical Technologies, Inc., dated March 1, 2024	Form 10-K	April 1, 2024
10.2	Clyra Medical Technologies, Inc. license to BioLargo dated March 1, 2024	Form 10-K	April 1, 2024
10.3	Form of indemnity agreement between the Company at its officers and directors	Form 10-K	3/31/2023
10.4	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.5†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.6†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.7	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.8	Form of Employment Agreement for Engineering Subsidiary	Form 8-K	9/8/2017
10.9	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.10†	Employment Agreement with Joseph L. Provenzano dated May 28, 2019	Form 8-K	6/24/2019
10.11	Purchase Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	12/19/2022
10.12	Registration Rights Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	12/19/2022
10.13†	2023 Engagement Extension Agreement with CFO	Form 8-K	3/27/2023
10.14	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of Clyra Medical Series A Preferred Stock	Form 10-Q	5/17/2023

10.15	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of BioLargo Energy Technologies, Inc. common stock	Form 10-Q	5/17/2023
10.16*†	2024 Engagement Extension Agreement with CFO		filed herewith
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350		filed herewith
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2024	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: August 14, 2024	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer