Form 10-Q
period 2024-09-30
BIOLARGO, INC.
filed 2024-11-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024.

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

The number of shares of the Registrant’s Common Stock outstanding as of November 12, 2024 was 301,179,163 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	September 30, 2024	December 31,
	(unaudited)	2023
Assets
Current assets:
Cash and cash equivalents	$3,882	$3,539
Accounts receivable, net of allowance	3,209	2,612
Inventories, net of allowance	238	153
Prepaid expenses and other current assets	65	58
Total current assets	7,394	6,362

Equipment and leasehold improvements, net of depreciation	1,807	662
Other non-current assets	70	70
Investment in South Korean joint venture	15	19
Right of use, operating leases, net of amortization	1,019	1,092

Total assets	$10,305	$8,205

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,606	$1,488
Clyra Medical accounts payable and accrued expenses	1,188	397
Clyra Medical debt obligations	134	234
Debt obligation	66	66
Contract liabilities	19	303
Lease liabilities	105	105
Deposits	82	117

Total current liabilities	3,200	2,710

Long-term liabilities:
Debt obligations, net of current	180	289
Lease liabilities, net of current	944	1,004
Total long-term liabilities	1,124	1,293
Total liabilities	4,324	4,003

STOCKHOLDERS’ EQUITY:
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, no Shares Issued and Outstanding, at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.00067 Par Value, 550,000,000 Shares Authorized, 301,163,538 and 292,945,747 Shares Issued, at September 30, 2024 and December 31, 2023	202	196
Additional paid-in capital	157,091	154,023
Accumulated deficit	(148,486)	(147,098)
Accumulated other comprehensive loss	(230)	(277)
Total BioLargo Inc. and subsidiaries stockholders’ equity	8,577	6,844
Non-controlling interest (Note 8, 9, 10)	(2,596)	(2,642)
Total stockholders’ equity	5,981	4,202

Total liabilities and stockholders’ equity	$10,305	$8,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue
Product revenue	$3,935	$2,529	$13,397	$7,392
Service revenue	416	143	725	468
Total revenue	4,351	2,672	14,122	7,860

Cost of revenue
Cost of goods sold	(2,342)	(1,170)	(7,510)	(3,533)
Cost of service	(287)	(67)	(509)	(261)
Total cost of revenue	(2,629)	(1,237)	(8,019)	(3,794)
Gross profit	1,722	1,435	6,103	4,066

Selling, general and administrative expenses	2,093	2,278	6,720	5,794
Research and development	690	694	2,098	1,846
Total operating expenses	2,783	2,972	8,818	7,640
Operating loss:	(1,061)	(1,537)	(2,715)	(3,574)
Other income (expense):
Interest income (expense)	1	(12)	(12)	(72)
Tax credit (reversal)	—	41	—	(14)
PPP loan forgiveness	—	—	97	—
Grant income	—	—	15	32
Total other income (expense):	1	29	100	(54)
Net loss	(1,060)	(1,508)	(2,615)	(3,628)

Net loss attributable to noncontrolling interest	(523)	(308)	(1,227)	(853)
Net loss attributable to common stockholders	$(537)	$(1,200)	$(1,388)	$(2,775)

Net loss per share attributable to common stockholders:
Loss per share attributable to stockholders – basic and diluted	$(0.002)	$(0.004)	$(0.005)	$(0.01)
Weighted average number of common shares outstanding:	300,488,824	287,943,346	297,090,396	284,559,487

Comprehensive loss:
Net loss	$(1,060)	$(1,508)	$(2,615)	$(3,628)
Foreign currency translation	12	1	47	(12)
Comprehensive loss	(1,048)	(1,507)	(2,568)	(3,640)
Comprehensive loss attributable to noncontrolling interest	(523)	(308)	(1,227)	(853)
Comprehensive loss attributable to common stockholders	$(525)	$(1,199)	$(1,341)	$(2,787)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance, December 31, 2023	292,945,747	$196	$154,023	$(147,098)	$(277)	$(2,642)	$4,202
Sale of stock for cash, net of offering costs of $39 (unaudited)	2,160,348	1	487	—	—	—	488
Issuance of stock for services (unaudited)	288,997	1	82	—	—	—	83
Warrant exercise (unaudited)	406,278	—	75	—	—	—	75
Stock option compensation expense (unaudited)	—	—	429	—	—	—	429
Stock option compensation expense Clyra (unaudited)	—	—	59	—	—	—	59
Stock for service Clyra (unaudited)	—	—	52	—	—	—	52
Clyra unit offering (unaudited)	—	—	—	—	—	475	475
Clyra dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
Biolargo Energy Technologies Inc. (BETI) sales of stock (unaudited)	—	—	—	—	—	50	50
Noncontrolling interest allocation (unaudited)	—	—	399	—	—	(399)	—
Net loss (unaudited)	—	—	—	(410)	—	(365)	(775)
Foreign currency translation (unaudited)	—	—	—	—	96	—	96
Balance, March 31, 2024 (unaudited)	295,801,370	$198	$155,606	$(147,508)	$(181)	$(2,967)	$5,148
Stock for cash, net offering costs of $16 (unaudited)	454,547	1	135	—	—	—	136
Issuance of stock for services (unaudited)	446,989	—	116	—	—	—	116
Issuance of common stock in exchange for BETI shares (unaudited)	378,788	—	—	—	—	—	—
Warrant exercise (unaudited)	561,470	1	140	—	—	—	141
Stock option exercise (unaudited)	497,024	—	85	—	—	—	85
Stock option compensation expense (unaudited)	—	—	476	—	—	—	476
Stock option compensation expense Clyra (unaudited)	—	—	—	—	—	63	63
Stock for service Clyra (unaudited)	—	—	—	—	—	14	14
Clyra unit offering (unaudited)	—	—	—	—	—	640	640
Clyra dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
Noncontrolling interest allocation (unaudited)	—	—	(2,565)	—	—	2,565	—
Net loss (unaudited)	—	—	—	(441)	—	(339)	(780)
Foreign translation adjustment (unaudited)	—	—	—	—	(61)	—	(61)
Balance, June 30, 2024 (unaudited)	298,140,188	$200	$153,993	$(147,949)	$(242)	$(110)	$5,892
Common stock offering costs of $15 (unaudited)	—	—	(15)	—	—	—	(15)
Issuance of stock for services (unaudited)	260,903	—	63	—	—	—	63
Warrant exercise (unaudited)	2,310,589	2	538	—	—	—	540
Stock option compensation expense (unaudited)	—	—	194	—	—	—	194
Stock option exercise (unaudited)	451,858	—	68	—	—	—	68
Stock option compensation expense Clyra (unaudited)	—	—	—	—	—	43	43
Stock for service Clyra (unaudited)	—	—	—	—	—	37	37
Clyra dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(87)	(87)
Clyra unit offering (unaudited)	—	—	—	—	—	175	175
Clyra conversion of note payable and interest (unaudited)	—	—	—	—	—	119	119
Noncontrolling interest allocation (unaudited)	—	—	2,250	—	—	(2,250)	—
Net loss (unaudited)	—	—	—	(537)	—	(523)	(1,060)
Foreign translation adjustment (unaudited)	—	—	—	—	12	—	12
Balance, September 30, 2024 (unaudited)	301,163,538	$202	$157,091	$(148,486)	$(230)	$(2,596)	$5,981

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance, December 31, 2022 (unaudited)	278,462,706	$186	$148,435	$(143,594)	$(149)	$(2,867)	$2,011
Sale of stock for cash (unaudited)	4,201,402	3	797	—	—	—	800
Issuance of stock for services (unaudited)	930,490	1	206	—	—	—	207
Issuance of stock in exchange for Clyra shares (unaudited)	527,983	—	—				—
Stock option compensation expense (unaudited)	—	—	195	—	—	—	195
Stock option expense Clyra (unaudited)	—	—	61	—	—	—	61
Warrant issued for interest (unaudited)	—	—	30	—	—	—	30
Clyra sales of Series A Preferred stock (unaudited)	—	—	—	—	—	225	225
Clyra dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(27)	(27)
BETI sales of stock (unaudited)	—	—	—	—	—	550	550
Noncontrolling interest allocation (unaudited)	—	—	467	—	—	(467)	—
Net loss (unaudited)	—	—	—	(247)	—	(247)	(494)
Foreign currency translation (unaudited)	—	—	—	—	(6)	—	(6)
Balance, March 31, 2023 (unaudited)	284,122,581	$190	$150,191	$(143,841)	$(155)	$(2,833)	$3,552
Sale of stock for cash (unaudited)	2,677,169	2	492	—	—	—	494
Issuance of stock for services (unaudited)	420,911	—	75	—	—	—	75
Stock option compensation expense (unaudited)	—	—	222	—	—	—	222
Stock option compensation expense Clyra (unaudited)	—	—	66	—	—	—	66
Clyra sales of Series A Preferred stock (unaudited)	—	—	—	—	—	1,062	1,062
Clyra dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(45)	(45)
BETI sales of stock (unaudited)	—	—	—	—	—	330	330
Noncontrolling interest allocation (unaudited)	—	—	1,461	—	—	(1,461)	—
Net loss (unaudited)	—	—	—	(1,328)	—	(298)	(1,626)
Foreign currency translation (unaudited)	—	—	—	—	(7)	—	(7)
Balance, June 30, 2023 (unaudited)	287,220,661	$192	$152,507	$(145,169)	$(162)	$(3,245)	$4,123
Sale of stock for cash (unaudited)	1,190,223	1	202	—	—	—	203
Issuance of stock for services (unaudited)	215,686	—	37	—	—	—	37
Stock option compensation expense (unaudited)	—	—	680	—	—	—	680
Stock option compensation expense Clyra (unaudited)	—	—	45	—	—	—	45
Stock option exercise Clyra (unaudited)	—	—	3	—	—	—	3
Clyra sales of Series A Preferred stock (unaudited)	—	—	—	—	—	288	288
Clyra dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(80)	(80)
BETI sales of stock (unaudited)	—	—	—	—	—	25	25
Noncontrolling interest allocation (unaudited)	—	—	(68)	—	—	68	—
Net loss (unaudited)	—	—	—	(1,200)	—	(308)	(1,508)
Foreign currency translation (unaudited)	—	—	—	—	1	—	1
Balance, September 30, 2023 (unaudited)	288,626,570	$193	$153,406	$(146,369)	$(161)	$(3,252)	$3,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(2,615)	$(3,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	1,264	1,269
Common stock issued for services	365	319
Bad debt expense	13	101
Excess and obsolete inventory	—	54
PPP loan forgiveness	(97)	—
Amortization of right-of-use operating lease assets	73	90
Lease liabilities, net	(60)	(78)
Interest expense related to amortization of the discount on note payable	—	3
Fair value of warrant issued for interest	—	30
Loss on investment in South Korean joint venture	4	18
Depreciation expense	115	94
Changes in assets and liabilities:
Accounts receivable	(610)	(490)
Inventories	(85)	(58)
Prepaid expenses and other assets	(7)	101
Accounts payable and accrued expenses	118	(52)
Deposits	(35)	(62)
Clyra accounts payable and accrued expenses	551	(59)
Contract liabilities	(284)	(15)
Net cash used in operating activities	(1,290)	(2,363)
Cash flows from investing activities
Equipment purchases	(1,260)	(332)
Net cash used in investing activities	(1,260)	(332)
Cash flows from financing activities
Proceeds from sale of Biolargo common stock	609	1,497
Proceeds from warrant exercise	756	—
Proceeds from option exercise	153	—
Proceeds from sale of BETI common stock	50	905
Repayment of debt obligations	(12)	(55)
Repayment by Clyra debt obligations	—	(27)
Proceeds from sales of Clyra Series A Preferred stock	—	1,575
Proceeds from Clyra stock option exercise	—	3
Proceeds from sales of Clyra common stock	1,290	—
Net cash provided by financing activities	2,846	3,898
Net effect of foreign currency translation	47	(12)
Net change in cash	343	1,191
Cash and cash equivalents at beginning of period	3,539	1,851
Cash and cash equivalents at end of period	$3,882	$3,042
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$12	$39
Income taxes	$—	$—
Short-term lease payments not included in lease liabilities	$37	$43
Non-cash investing and financing activities
Conversion of Clyra note payable into Clyra shares	$119	$—
Equipment added using capital lease	$—	$80
Conversion of BETI common stock to BioLargo common stock	$50	$—
Allocation of noncontrolling interest	$84	$1,860
Clyra dividend Series A Preferred stock	$259	$152

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

Organization

We are a Delaware corporation formed in 1991, and have five wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc., organized under the laws of the State of California in 2009; BioLargo Equipment Solutions & Technologies, Inc., organized under the laws of the State of California in 2022; BioLargo Canada, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we are the controlling stockholder in three subsidiaries: we own 52% of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012 and redomiciled to Delaware in 2023; 77.5% of BioLargo Engineering Science and Technologies, LLC (“BLEST"), organized under the laws of the State of Tennessee in 2017; and 96% of BioLargo Energy Technologies, Inc. ("BETI") organized under the laws of the State of California in 2019. We consolidate the financial statements of our partially owned subsidiaries.

Liquidity / Going Concern

For the three and nine months ended September 30, 2024, we generated revenues of $4,351,000 and $14,122,000 and had a net loss of $1,060,000 and $2,615,000. For the nine months ended September 30, 2024, we used $1,290,000 net cash used in operating activities. On September 30, 2024, we had current assets of $7,394,000, of which $3,882,000 was cash and cash equivalents, current liabilities of $3,200,000, and working capital of $4,194,000.

During the nine months ended September 30, 2024, we continued to invest in capital equipment and resources preparing to launch and commercialize products and further research and development on our battery technology. We and our partially owned subsidiaries continue to sell securities to ensure available working capital. During the nine months ended September 30, 2024, we received $2,858,000 from financing activities, including sales of stock, warrant exercises, and option exercises. We have been, and anticipate that we will continue to be, limited in terms of our capital resources, and expect to continue to need further investment capital to fund our business plans and investments in our new technologies.

For these reasons, we continue to sell securities to ensure available working capital, both directly and through our subsidiaries; during the nine months ended September 30, 2024, we received net proceeds of $2,858,000. Additionally, during the nine months ended September 30, 2024, we received $909,000 in gross proceeds from the exercise of stock options and warrants. We have been, and anticipate that we will continue to be, limited in terms of our capital resources, and expect to continue to need further investment capital to fund our business plans and investments into our new technologies. The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to (i) continue to increase revenues, generate cash from operations, and/or generate cash from financing activities, (ii) convert assets such as our $3,209,000 in accounts receivable into cash; or, (iii) if necessary, reduce ongoing cash obligations by curtailing portions of our operations.

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended  December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on  April 1, 2024. The results of operations for the nine months ended  September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any future period.

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

As of September 30, 2024, and December 31, 2023, our cash balances were made up of the following (in thousands):

	September 30, 2024	December 31, 2023
BioLargo, Inc. and subsidiaries	$3,721	$3,142
Clyra Medical Technologies, Inc.	161	397
Total	$3,882	$3,539

Accounts Receivable

Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A credit loss expense to the allowances for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, and the Company’s historical experience. Provisions to the allowances for doubtful accounts for expected credit losses are recorded to general and administrative expenses. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of September 30, 2024, and December 31, 2023, the allowance for doubtful accounts for expected credit losses was $97,000 and $84,000, respectively.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the three and nine months ended September 30, 2024 and 2023, the following customer accounted for more than 10% of consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	76%	74%	78%	76%

At September 30, 2024 and  December 31, 2023, one customer accounted for more than 10% of consolidated accounts receivable:

	September 30, 2024	December 31, 2023
Customer A	79%	68%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of  September 30, 2024, and December 31, 2023, was $4,000. Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw material	$113	$79
Finished goods	125	74
Total	$238	$153

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Non-Current Assets

Other non-current assets consisted of (i) security deposits related to our business offices, (ii) three patents acquired on  October 22, 2021, for $34,000.

	September 30, 2024	December 31, 2023
Patents	$34	$34
Security deposits	36	36
Total	$70	$70

Equity Method of Accounting

On March 20, 2020, we invested $100,000 into a South Korean entity (Odin Co. Ltd., “Odin”) pursuant to a Joint Venture agreement we had entered into with BKT Co. Ltd. and its U.S. based subsidiary, Tomorrow Water. We received a 40% non-dilutive equity interest, and BKT and Tomorrow Water each received 30% equity interests for an aggregate $150,000 investment.

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we recognized the investment on our condensed consolidated balance sheets and record an increase or decrease of the recorded balance by our percentage ownership of the profits or losses in the joint venture. The joint venture has incurred a loss since inception and our 40% ownership share reduced our investment interest. For the three and nine months ended September 30, 2024, the reduction of our investment interest totaled $3,000 and $4,000 compared to $6,000 and $18,000 in the same periods in 2023.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized.  The impairment loss is measured based on the fair value of the asset.  Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operations. There were no impairment losses related to intangible assets during the nine months ended September 30, 2024 or 2023.

Loss Per Share

We report basic and diluted loss per share (“LPS”) for common and common share equivalents. Basic LPS is computed by dividing reported losses by the weighted average shares outstanding. Diluted LPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and nine months ended September 30, 2024 and 2023, the denominator in the diluted LPS computation is the same as the denominator for basic LPS due to the Company’s net loss which creates an anti-dilutive effect of the warrants and stock options.  As of September 30, 2024, the total stock options and warrants vested and available to be exercised totals 89,524,237.

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

The following methodology and assumptions were used to calculate share-based compensation for the nine months ended September 30, 2024 and 2023:

	2024			2023
	Non Plan	2018 Plan	2024 Plan	Non Plan	2018 Plan
Risk free interest rate	3.81 - 4.34%	4.16%	3.75 - 4.34%	4.15%	3.48 - 4.15%
Expected volatility	95 - 117%	99 - 102%	95 - 96%	112%	112 - 114%
Expected dividend yield	—	—	—	—	—
Forfeiture rate	—	—	—	—	—
Life in years	10	10	10	10	10

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

The Company has outstanding contract liability obligations of $19,000 and $303,000 as of  September 30, 2024 and December 31, 2023, respectively.  Revenue from contract liability totaled $284,000 during the nine months ended September 30, 2024. The outstanding balance will be recognized as earned per the terms of the contracts. Our Canadian subsidiary had a customer deposit outstanding at September 30, 2024 and December 31, 2023, totaling $81,000 and $113,000, respectively.  These were awarded as part of a grant for a particular project that has been delayed. ONM Environmental had a customer deposit outstanding at  September 30, 2024 and December 31, 2023, totaling $1,000 and $4,000, related to customer purchase orders not yet fulfilled. Revenue from customer deposits totaled $35,000 during the nine months ended September 30, 2024.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. Management believes there are no unrecognized tax benefits or uncertain tax positions as of September 30, 2024 and December 31, 2023.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of September 30, 2024 and December 31, 2023. Accordingly, a 100% valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments as of September 30, 2024 and December 31, 2023 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, accounts payable, and line of credit. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Leases

At inception of a lease contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. We have no leases classified as finance leases. For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, management estimates the incremental borrowing rate, which currently is estimated to be 18%. Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Lease components are included in the measurement of the initial lease liability. Additional payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability. Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.  As of  September 30, 2024 and December 31, 2023, the right-of-use assets totaled $1,019,000, and $1,092,000, respectively.  As of  September 30, 2024 and December 31, 2023, the lease liability totaled $1,049,000 and $1,109,000, respectively, on our condensed consolidated balance sheets related to our operating leases.

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

Noncontrolling Interest

A noncontrolling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Noncontrolling interests are required to be presented as a separate component of equity on a condensed consolidated balance sheets. Accordingly, the presentation of net loss is modified to present the loss attributed to controlling and non-controlling interests. The noncontrolling interest on the Company’s condensed consolidated balance sheets represents equity not held by the Company. In accordance with ASC 810-10-20, “Noncontrolling Interests” BioLargo consolidates three non-wholly owned subsidiaries - Clyra, BLEST and BETI. Noncontrolling interest of Clyra represents 48% as of September 30, 2024, and 47% as of December 31, 2023.  Noncontrolling interest of BLEST represents 22.5% as of September 30, 2024 and  December 31, 2023.  Noncontrolling interest of BETI represents 4% as of September 30, 2024, and  December 31, 2023.

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

During the three months ended September 30, 2024, we did not sell any shares to Lincoln Park. During the nine months ended September 30, 2024, we sold 766,175 shares of our common stock to Lincoln Park and received $260,000 in gross and $260 net proceeds.

During the three and nine months ended  September 30, 2023, we sold 1,190,223 and 2,833,846 shares of our common stock to Lincoln Park, and received $203,000 and $502,000, respectively, in gross and net proceeds.

Unit Offerings

We did not sell shares of our common stock in Unit Offerings during three months ended  September 30, 2024. During the nine months ended  September 30, 2024, we sold 1,848,720 shares of our common stock and received $419,000 in gross and $349,000 in net proceeds from seven accredited investors. In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares. (See Note 6, “Warrants Issued in Unit Offering”.)

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

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of September 30, 2024 and December 31, 2023 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 8, “Debt Obligations of Clyra Medical”).

	September 30, 2024	December 31, 2023
Current portion of debt:
SBA Paycheck Protection Program loan	$43	$43
Vehicle loan, current portion	13	13
SBA EIDL Loan, matures July 2053, current portion	10	10
Total current portion of debt	$66	$66

Long-term debt:
SBA Paycheck Protection Program loans, matures May 2025	$—	$97
Vehicle loan, matures March 2029	45	55
SBA EIDL Loan, matures July 2053	135	137
Total long-term debt, net of current	$180	$289

Total	$246	$355

For the three and nine months ended September 30, 2024, we recorded $(1,000) and $12,000 of net interest (income) expense related to interest earned from bank accounts and the coupon interest from our debt obligations.

For the three and nine months ended September 30, 2023, we recorded $12,000 and $72,000 of interest expense related to the amortization of discounts on convertible notes payable and coupon interest from our debt obligations.

Vehicle loan

On February 7, 2023, we entered a loan agreement with Bank of America for the purchase of a commercial vehicle used in operations totaling $80,000, at 5.29% annual interest which matures March 7, 2029. The loan agreement requires monthly payments of $1,000.  As of September 30, 2024, the balance of this loan totals $58,000.

SBA Program Loans

On  June 28, 2024, we received notice that the SBA had forgiven all of the $97,000 BLEST Paycheck Protection Program (PPP) loan.

On  February 7, 2022, we received notice that the SBA had forgiven $174,000 of the ONM Environmental $217,000 PPP loan. As of September 30, 2024, the outstanding balance on this loan totals $43,000. The partial forgiveness decision has been appealed, and during such time, loan payments are deferred.

In July 2020, ONM Environmental received an Economic Injury Disaster Loan (EIDL) from the SBA in the amount of $150,000. The note has a 3.75% annual interest rate, requires monthly payments of $700, and matures July 2053. As of September 30, 2024, the balance of this loan totals $145,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for Services

Payment of Officer Salaries

On  September 30, 2024, an officer agreed to convert an aggregate $9,000 of accrued and unpaid salary into 41,087 shares of our common stock at $0.23 per share.  There were no shares of our common stock issued in exchange for unpaid salary during the three months ended June 30, 2024, or March 31, 2024.

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

Payment of Consultant and Vendor Fees

On September 30, 2024, we issued 219,816 shares of our common stock at $0.23 per share in lieu of $54,000 of accrued and unpaid obligations to consultants and vendors. On  June 30, 2024, we issued 446,989 shares of our common stock at $0.26 per share in lieu of $116,000 of accrued and unpaid obligations to consultants and vendors. On  March 31, 2024, we issued 288,997 shares of our common stock at $0.35 per share in lieu of $83,000 of accrued and unpaid obligations to consultants and vendors.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Expense

During the three and nine months ended September 30, 2024, we recorded an aggregate $237,000 and $1,264,000, and during the three and nine months ended September 30, 2023, we recorded an aggregate $725,000 and $1,269,000, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2024 Equity Incentive Plan, our 2018 Equity Incentive Plan, and outside of these plans. Included in these totals is option expense related to issuances by our subsidiary, Clyra, totaling $43,000 and $165,000 in the three and nine months ended September 30, 2024, and $45,000 and $172,000 in the three and nine months ended September 30, 2023. (See Note 8.)

2024 Equity Incentive Plan

On June 13, 2024, our stockholders adopted the BioLargo 2024 Equity Incentive Plan (“2024 Plan”) as a means of providing our directors, key employees, and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 13, 2034. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The number of shares available to be issued under the 2024 Plan increases automatically on January 1 of each year by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of September 30, 2024, 50,000,000 shares are authorized under the plan, and 46,517,730 remain available for grant.

Activity for our stock options under the 2024 Plan during the nine months ended September 30, 2024, is as follows:

	Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	—	$—
Granted	3,482,270	$0.25
Balance, September 30, 2024	3,482,270	$0.25	9.9	$—
Unvested	(1,261,982)	$0.24
Vested, September 30, 2024	2,220,288	$0.25	9.9	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.23 at September 30, 2024.

The options granted to purchase 3,482,270 shares during the nine months ended September 30, 2024 with an aggregate fair value of $782,000 were issued to board of directors, employees and consultants: (i) we issued options to purchase 771,180 shares of our common stock to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $171,000; (ii) we issued options to purchase 1,013,474 shares of our common stock to employees as part of employee retention plans; the fair value of employee retention plan options totaled $154,000 and vest over time or based on performance metrics; (iii) we issued options to purchase 697,616 shares of our common stock to consultants in lieu of cash for expiring options and for services performed; the fair value of these options totaled $223,000 and (iv) we issued options to purchase 1,000,000 shares of our common stock to our Chief Financial Officer with a fair value of $234,000 for expiring options. All stock option expense is recorded on our condensed consolidated statement of operations as selling, general and administrative expense.

As of September 30, 2024, there remains $276,000 of stock option expense to be expensed over the next four years.

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

As the sole compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 300,000 shares of the Company’s common stock (this issuance is included in the total identified in (iv) above). The Option vests over the period of the Extended Term in monthly installments of 25,000 shares, so long as the agreement is in full force and effect. The Option is exercisable at $0.24 per share, the closing price of BioLargo’s common stock on the  August 13, 2024 grant date, expires ten years from the grant date, and was issued pursuant to the Company’s 2024 Equity Incentive Plan. The Option is Mr. Dargan’s sole compensation for the Extended Term. As was the case in all prior terms of his engagement, there is no cash component of his compensation for the Extended Term. Mr. Dargan is eligible to be reimbursed for business expenses he incurs in connection with the performance of his services as the Company’s Chief Financial Officer (although he has made no such requests for reimbursement in the past). All other provisions of the Engagement Agreement not expressly amended pursuant to the Engagement Extension Agreement remain the same, including provisions regarding indemnification and arbitration of disputes. Upon each renewal of the agreement, Mr. Dargan will be issued an option to purchase 300,000 shares, at an exercise price equal to the closing price of the Company's common stock on the prior business day, vesting over one year.

2018 Equity Incentive Plan

On June 22, 2018, our stockholders adopted the BioLargo 2018 Equity Incentive Plan (“2018 Plan”) as a means of providing our directors, key employees, and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 22, 2028. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The number of shares available to be issued under the 2018 Plan increases automatically each January 1st by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of September 30, 2024, the 2018 Plan is closed to further stock option grants.  The 2018 Plan closed with 9,343,614 shares unissued.

Activity for our stock options under the 2018 Plan during the nine months ended September 30, 2024, and 2023, is as follows:

	Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	41,108,448	$0.19
Granted	1,547,938	$0.30
Exercised	(485,000)	$0.15
Balance, September 30, 2024	42,171,386	$0.19	7.0	$1,991,000
Unvested	(3,623,430)	$0.22
Vested, September 30, 2024	38,547,956	$0.19	6.3	$1,866,000

Balance, December 31, 2022	28,484,549	$0.19
Granted	8,219,920	$0.18
Balance, September 30, 2023	36,704,469	$0.19
Unvested	(4,648,922)	$0.15
Vested Balance, September 30, 2023	32,055,547	$0.19	8.0

(1) – Aggregate intrinsic value based on closing common stock price of $0.23 at September 30, 2024.

The options granted to purchase 1,547,938 shares during the nine months ended September 30, 2024 with an aggregate fair value of $418,000 were issued to board of directors, employees and consultants: (i) we issued options to purchase 267,746 shares of our common stock to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $85,000; (ii) we issued options to purchase 735,351 shares of our common stock to employees as part of employee retention plans; the fair value of employee retention plan options totaled $160,000 and vest over time or based on performance metrics; and (iii) we issued options to purchase 544,841 shares of our common stock to replace expiring options; the fair value of these options totaled $173,000.  All stock option expense is recorded on our condensed consolidated statement of operations as selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2024, there remains $626,000 of stock option expense to be expensed over the next four years.

The options granted to purchase 8,219,920 shares during the nine months ended  September 30, 2023 with an aggregate fair value of $1,370,000 were issued to an officer, board of directors, employees and a consultant. The exercise price for all options were issued on their respective grant date of  March 31, 2023 ($0.20 per share) and  June 30, 2023 ($0.18 per share) and  September 30, 2023 ($0.17 per share): (i) we issued options to purchase 1,565,858 shares of our common stock to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $266,000; (ii) we issued options to purchase 1,784,140 shares of our common stock to employees as part of an employee retention plan; the fair value of employee retention plan options totaled $306,000 and will vest quarterly over four years as long as they are retained as employees; (iii) we issued options to purchase 4,069,922 shares of our common stock to consultants in lieu of cash and for expiring options totaling $657,000, and (iv) we issued 800,000 options to our Chief Financial Officer with a fair value of $141,000 (see “Chief Financial Officer Contract Extension” immediately below). Of the 800,000 issued to the CFO, 500,000 were issued for expiring options. All stock option expense is recorded on our condensed consolidated statement of operations as selling, general and administrative expense.

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

Activity for our stock options under the 2007 Plan for the nine months ended September 30, 2024 and 2023 is as follows:

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Options Outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	1,564,085	$0.61
Expired	(406,585)	$0.61
Vested Balance, September 30, 2024	1,157,500	$0.61	1.3	$—

Balance, December 31, 2022	1,904,085	$0.56
Expired	(340,000)	$0.30
Vested Balance, September 30, 2023	1,564,085	$0.61	2.3

(1) – Aggregate intrinsic value based on closing common stock price of $0.23 at September 30, 2024.

Non-Plan Options

Activity of our non-plan stock options issued for the nine months ended September 30, 2024 and 2023 is as follows:

	Non-plan Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	17,375,044	$0.39
Granted	85,251	$0.23
Expired	(865,199)	$0.51
Exercised	(463,882)	$0.17
Balance, September 30, 2024	16,131,214	$0.39	2.6	$130,000
Unvested	(437,500)	$0.45
Vested, September 30, 2024	15,693,714	$0.39	2.3	$130,000

Balance, December 31, 2022	19,023,829	$0.39
Granted	60,040	$0.20
Expired	(1,205,550)	$0.30
Balance, September 30, 2023	17,878,319	$0.39
Unvested	(507,500)	$0.45
Vested Balance, September 30, 2023	17,370,819	$0.39	3.6

(1) – Aggregate intrinsic value based on closing common stock price of $0.23 at September 30, 2024.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended September 30, 2024, we issued options to purchase an aggregate 85,251 shares of our common stock to vendors for fees for services.  The fair value of the options issued totaled an aggregate $18,000 and is recorded in our selling, general and administrative expense.  As of September 30, 2024, there remains $109,000 of stock option expense to be expensed over the next three years.

During the nine months ended September 30, 2024, investors exercised stock options and we received $153,000 of proceeds and issued 463,882 shares of our common stock.

During the nine months ended  September 30, 2023, we issued options to purchase an aggregate 60,040 shares of our common stock at $0.20 per share to vendors for fees for services. The fair value of the options issued totaled an aggregate $11,000 and is recorded in our selling, general and administrative expense.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Warrants outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic value(1)
Balance, December 31, 2023	51,590,300	$0.27
Granted	4,127,516	$0.27
Exercised	(3,278,337)	$0.24
Expired	(20,534,700)	$0.23
Vested Balance, September 30, 2024	31,904,779	$0.29	2.6	$—

Balance, December 31, 2022	49,023,398	$0.26
Granted	10,669,896	$0.26
Expired	(11,313,584)	$0.23
Vested Balance, September 30, 2023	48,379,710	$0.27	3.5

(1) – Aggregate intrinsic value based on closing common stock price of $0.23 at September 30, 2024.

During the nine months ended September 30, 2024, investors exercised warrants to purchase 3,278,337 shares of our common stock, and we received $756,000 in proceeds.

Warrants issued in Unit Offerings

During the nine months ended September 30, 2024, pursuant to our Unit Offerings (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 454,547 shares of our common stock at $0.33 per share, and five-year stock purchase warrants to purchase an aggregate 454,547 shares of our common stock at $0.33 per share, in conjunction with the sale of stock to investors in our Unit Offerings (see Note 3). The relative fair value of the warrant component of the units sold to investors totaled $160,000. The Black-Scholes model was used to calculate relative fair value, further discounted by the beneficial conversion feature and the value of the common stock component.

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

Note 7. Accounts Payable and Accrued Expenses

As of September 30, 2024, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	Canada	BETI	BEST	Intercompany amounts	Totals
Accounts payable	$262	$1,123	$139	$39	$87	$—	$(87)	$1,563
Accrued payroll	6	—	37	—	—	—	—	43
Total								$1,606

As of December 31, 2023, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	Canada	BETI	BEST	Intercompany amounts	Totals
Accounts payable	$163	$964	$34	$93	40	$—	$(82)	$1,212
Accrued payroll	49	86	116	—	—	—	—	251
Accrued interest	25	—	—	—	—	—	—	25
Total								$1,488

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

Debt Obligations of Clyra Medical

Promissory Note

On  April 8, 2022, Clyra Medical issued a promissory note in the principal amount of $100,000 to an individual investor, payable  April 8, 2024, and bearing 8% annual interest. The note  may be converted by its holder at any time prior to the maturity date, and automatically converts to stock upon (i) Clyra’s sale of $5,000,000 or more of its common or preferred stock, or (ii) the maturity date, at a conversion price equal to 70% of the lowest price-per-share of shares sold to a future investor prior to the maturity date.  During July 2024, the note holder elected to convert the outstanding principal and interest totaling $119,000, and in exchange received 34,126 shares of Clyra common stock.

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

On December 13, 2022, Clyra and Vernal amended the Revolving Line of Credit Agreement extending the maturity date of the line of credit to September 30, 2024, and modifying the payment terms such that amounts of principal due in each month are capped at a maximum of 15% of the principal amount then due under the note.  We are in the process of extending the term of the maturity date of the line of credit.  Additionally, BioLargo agreed to allow Vernal to elect to convert, any time prior to the note’s maturity date, the 32,200 shares of Clyra common stock it received as consideration for the line of credit into shares of BioLargo common stock at the then market price of BioLargo’s common stock. On January 9, 2023, Vernal elected to convert Clyra shares into 527,983 shares of BioLargo common stock.

As of September 30, 2024, the balance outstanding on this line of credit totals $134,000.  The interest rate on this line of credit is 15%.

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

During the three months ended September 30, 2024, Clyra issued 2,730 shares in lieu of cash totaling $37,000, to a vendor for services performed. During the three months ended  June 30, 2024, Clyra issued 2,730 shares in lieu of cash totaling $14,000, to a vendor for services performed.  During the three months ended March 31, 2024, Clyra issued 27,600 shares of its common stock at $2.71 per share as per a development agreement. The fair value totaled $52,000 and recorded as part of research and development expense on our condensed consolidated statements of operations. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

As of September 30, 2024, Clyra had 10,452,377 shares issued and outstanding, of which 746,418 were Series A Preferred shares.  As of December 31, 2023, Clyra had 10,000,749 shares issued and outstanding, of which 746,418 were Series A Preferred shares. As of September 30, 2024, and December 31, 2023, of the outstanding amount, BioLargo owned 5,471,156 and 5,322,775, respectively, common shares and 165,765 Series A Preferred shares.

BioLargo Conversion of Intercompany Balances

In June 2024, BioLargo converted $741,000 owed to it by Clyra into 148,156 shares of Clyra common stock.

Sales of Common Stock

During the nine months ended September 30, 2024, Clyra sold 297,397 shares of its common stock, and issued warrants to purchase 146,083 shares of its common stock at $7.50 per share, expiring  February 28, 2027, from five accredited investors. In exchange, it received $1,290,000 in gross proceeds.

During the nine months ended  September 30, 2023, Clyra did not sell shares of its common stock.

Sales of Series A Preferred Stock

In an offering that closed in October 2023, Clyra sold 746,618 shares of its Series A Preferred Stock, and in exchange received $1,800,000 in gross and net proceeds. Purchasers of the Series A Preferred Stock also received a 3-year warrant to purchase the same number of additional shares of common stock for $3.72 per share. The fair value of the warrants issued totaled $524,000. Shares of Series A Preferred Stock earn a dividend of 15% each year, compounding annually; the company is under no obligation to pay such dividends in cash, and such dividends automatically convert to common stock upon conversion of the Series A Preferred Stock to common stock. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock, and automatically convert upon the completion of a public offering of shares in which at least $5,000,000 of gross proceeds is received by the company. Accrued dividends  may be converted to common stock at a conversion rate of $3.10 per share.  As of September 30, 2024 and December 31, 2023, the Preferred Series A accrued and unpaid dividend totaled $503,000 and $241,000, respectively. Each investor also entered into an agreement with BioLargo whereby the investor  may exchange some or all of its Series A Preferred stock, plus accrued dividends, into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 30 prior trading days. Elections  may be made during the period beginning  January 1, 2025, and ending on  June 30, 2026.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Clyra Stock Options

	Clyra Options Outstanding	Weighted average price per share	Weighted average remaining life
Balance, December 31, 2023	1,478,922	$0.31
Granted	72,610	$4.18
Vested Balance, September 30, 2024	1,551,532	$1.20	6.4

Balance, December 31, 2022	1,583,329	$0.06
Granted	85,815	1.46
Exercised	(296,389)	1.00
Vested Balance, September 30, 2023	1,372,755	$0.98	6.1

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis.  The fair value of the options issued totaled $131,000 in the nine months ended September 30, 2024, and $172,000 in the nine months ended September 30, 2023. The Black-Scholes model is used to calculate the initial fair value, during the nine months ended September 30, 2024 and 2023, we used a stock price on the date of grant of $4.50 and $2.71 per share, respectively. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

	September 30, 2024	December 31, 2023
Risk free interest rate	3.95 - 4.34%	3.48 - 4.45%
Expected volatility	43 - 49%	40 - 49%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	10	10

Clyra Warrants

	Clyra Options Outstanding	Weighted average price per share	Weighted average remaining life
Balance, December 31, 2023	749,911	$3.74
Granted	146,083	$7.50
Vested Balance, September 30, 2024	895,994	$4.03	2.2

Balance, December 31, 2022	207,513	$3.72
Granted	538,898	3.72
Vested Balance, September 30, 2023	746,411	$3.72	3.0

As part of the Clyra unit offering, it issued three-year warrants to purchase 146,083 shares of Clyra common stock at an exercise price of $7.50 per share.  The fair value of these warrants issued totaled $156,000 and is limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the Clyra stock.  The Black-Scholes model is used to calculate the initial fair value, during the nine months ended September 30, 2024 and 2023, we used a stock price on the date of grant of $4.50 and $2.71 per share, respectively. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

Accounts Payable and Accrued Expenses

At September 30, 2024, and December 31, 2023, Clyra had the following accounts payable and accrued expenses (in thousands):

Category	2024	2023
Accounts payable	$664	$135
Accrued dividend	501	$242
Accrued payroll	23	7
Accrued interest	—	13
Total	$1,188	$397

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. BioLargo Engineering, Science and Technologies, LLC

In  September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into a three-year office lease in the Knoxville, Tennessee area, and entered into employment agreements with six scientists and engineers. BLEST was capitalized with two classes of membership units: Class A, 100% owned by BioLargo, and Class B, held by management of BLEST, and which initially had no “profit interest,” as that term is defined in Tennessee law. Class B members were also granted options to purchase up to an aggregate 1,750,000 shares of BioLargo common stock. The profit interest and option shares are subject to a five-year vesting schedule tied to the performance of the subsidiary. As of September 30, 2024 and December 31, 2023, Class B members have earned 22.5% profit interest.

Note 10. BioLargo Energy Technologies, Inc.

BioLargo Energy Technologies, Inc. (“BETI”) was formed for the purpose of commercializing a proprietary liquid sodium battery technology. BioLargo purchased 9,000,000 shares of its common stock upon its formation and was initially its sole stockholder.

During the nine months ended September 30, 2024, BETI sold 20,000 shares of its common stock at $2.50 per share to one accredited investor and received $50,000 in gross proceeds. The investor entered into an agreement with BioLargo whereby the investor  may exchange some or all of its shares of BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 20 trading days prior to the election to exchange. Elections must be made prior to December 31, 2025.

During the nine months ended September 30, 2024, an investor elected to convert 50,000 shares of BETI common stock, based on the volume weighted average price of BioLargo common stock for the 30 business days preceding the election, into 378,788 shares of BioLargo common stock.

As of September 30, 2024, BETI had 9,487,000 issued and outstanding shares, of which BioLargo holds 9,100,000.

During the three months ended  September 30, 2023, BETI sold 10,000 shares of its common stock to one accredited investor and received $25,000 in gross and net proceeds. During the nine months ended  September 30, 2023, BETI sold 467,000 shares of its common stock to 16 accredited investors, and in exchange received gross and net proceeds totaling $1,005,000. Of that amount, $100,000 in shares were purchased by BioLargo. Each investor also entered into an agreement with BioLargo whereby the investor  may exchange some or all of its shares of BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 20 trading days prior to the election to exchange. Elections must be made prior to June 30, 2025.

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

The segment information for the three and nine months ended September 30, 2024, and 2023, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
ONM Environmental	$3,853	$2,513	$12,437	$7,374
BLEST	824	843	2,439	1,742
BioLargo Canada	—	22	—	31
Clyra Medical	—	14	—	20
Intersegment revenue	(326)	(720)	(754)	(1,307)
Total	$4,351	$2,672	$14,122	$7,860

Stock option expense
BioLargo corporate	$(194)	$(680)	$(1,099)	$(1,097)
Clyra Medical	(43)	(45)	(165)	(172)
Total	$(237)	$(725)	$(1,264)	$(1,269)

Depreciation expense
BioLargo corporate	$(9)	$(10)	$(28)	$(25)
ONM Environmental	(10)	(5)	(27)	(15)
BLEST	(17)	(28)	(53)	(47)
Clyra Medical	(3)	(3)	(7)	(7)
Total	$(39)	$(46)	$(115)	$(94)

Research and development expense
BioLargo corporate	$(301)	$(234)	$(838)	$(665)
ONM Environmental	—	(14)	—	(14)
BLEST	(157)	(433)	(845)	(971)
BETI	(133)	(537)	(346)	(840)
BioLargo Canada	(134)	(128)	(311)	(401)
Clyra Medical	(291)	(68)	(512)	(262)
Intersegment R&D	326	720	754	1,307
Total	$(690)	$(694)	$(2,098)	$(1,846)

Operating income (loss)
BioLargo corporate	$(798)	$(797)	$(3,165)	$(2,230)
ONM Environmental	1,382	969	4,668	2,786
BLEST	(375)	(568)	(1,067)	(1,388)
BETI	(194)	(559)	(575)	(943)
BEST	(59)	—	(174)	—
BioLargo Canada	(160)	(155)	(383)	(549)
Clyra Medical	(857)	(427)	(2,019)	(1,250)
Total	$(1,061)	$(1,537)	$(2,715)	$(3,574)

Interest income (expense)
BioLargo corporate	$(3)	$(3)	$(6)	$(43)
ONM Environmental	13	(1)	16	(5)
Clyra Medical	(9)	(8)	(22)	(25)
BioLargo Canada	—	—	—	1
Total	$1	$(12)	$(12)	$(72)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2024	BioLargo	ONM	BLEST	CLYRA	BETI	BEST	Canada	Elimination	Total
Tangible assets	$562	$6,376	$891	$1,440	$7	$—	$58	$(63)	$9,271
Right of use operating lease	349	—	670	—	—	—	—	—	1,019
Investment in South Korean joint venture	15	—	—	—	—	—	—	—	15
Total	$926	$6,376	$1,561	$1,440	$7	$—	$58	$(63)	$10,305

As of December 31, 2023	BioLargo	ONM	BLEST	CLYRA	BETI	BEST	Canada	Elimination	Total
Tangible assets	$942	$4,624	$1,083	$432	$4	$—	$50	$(41)	$7,094
Right of use operating lease	394	—	698	—	—	—	—	—	1,092
Investment in South Korean joint venture	19	—	—	—	—	—	—	—	19
Total	$1,355	$4,624	$1,781	$432	$4	$—	$50	$(41)	$8,205

Note 12. Leases

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. Short-term leases less than one-year are not included in our analysis. For the three and nine months ended September 30, 2024, rental expense totaled $92,000 and $268,000; for the three and nine months ended September 30, 2023, rental expense totaled $88,000 and $254,000.  The lease of our Westminster facility expires  August 2024.   The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.  As of September 30, 2024, the weighted average remaining lease term for our operating leases was seven years and the total remaining operating lease payments is $1,836,000.

Future minimum lease payments under noncancelable leases, reconciled to the Company’s discounted operating lease liabilities are as follows:

	BioLargo
Year ending	Corp / ONM	BLEST	Total
December 31, 2024	31,000	39,000	70,000
December 31, 2025	125,000	157,000	282,000
December 31, 2026	129,000	160,000	289,000
December 31, 2027	133,000	163,000	296,000
December 31, 2028	79,000	166,000	245,000
Thereafter	—	654,000	654,000
Total minimum lease payments	$497,000	$1,339,000	$1,836,000
Less imputed interest			(787,000)
Total operating lease liabilities			$1,049,000

Note 13. Subsequent Events

Stock Issuances

From  October 1, 2024, through  November 12, 2024, we issued 15,625 shares of our common stock to vendors in exchange for reduction in payables.

Clyra Equipment Refinance

From  October 1, 2024, through  November 12, 2024, Clyra issued promissory notes in the aggregate amount of $990,000, used to purchase and secured by equipment for at-scale production of its wound irrigation solution products. The notes bear interest at the rate of 15% per annum, mature in two years, and require interest-only payments until maturity. Clyra issued warrants to purchase an aggregate 165,000 shares at $6.00 per shares to the investors.

Clyra Sale of Common Stock

From  October 1, 2024, through  November 12, 2024, Clyra sold 106,668 shares of common stock for $6.00 a share, and issued warrants to the investor to purchase an aggregate 53,337 shares at a price of $7.50 per share.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2024, unless expressly stated otherwise, and we undertake no duty to update this information.

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

●	Battery energy storage system solutions under the brand name CellinityTM being developed by our partially owned (96% subsidiary BioLargo Energy Technologies, Inc.;

●	Medical products based on our technologies, including the FDA-cleared Bioclynse surgical wound irrigation solution sold by our partially owned (52%) subsidiary Clyra Medical Technologies, Inc.;

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

Pooph - Consumer Private-Label Products

ONM sells privately labeled odor-control products based on our technologies to third parties who market and sell the products under their own brand names. The most successful of these products is the "Pooph" branded pet odor control product sold by Pooph Inc. both directly to consumers and to national and regional retailers including Walmart, Amazon, Home Depot, Ace Hardware, Chewy.com, Target, Ralphs, PetCo, PetSmart, and others. Pooph is advertised on television nationally, and is expanding its product lines to other products based on our odor technologies. In addition to purchasing product from us at an agreed-upon manufacturing margin, Pooph Inc. pays us six percent royalty on their sales in exchange for exclusive rights to our technology for pet odors. During the three and nine months ended September 30, 2024, revenues from sales to Pooph comprised 76% and 78% of our company-wide revenue.

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

AEC, a solution for the PFAS “forever-chemicals” crisis

One of the most significant and timely innovations in our portfolio is our per- and polyfluoroalkyl substance (PFAS) removal and collection/disposal solution we call the Aqueous Electrostatic Concentrator (AEC), a novel water treatment system that removes PFAS from water at a lower operating cost while generating only a fraction of the PFAS-laden waste of the most common currently used solutions (carbon filtration, ion exchange, and reverse osmosis). PFAS are a group of chemicals used to make fluoropolymer coatings and products that resist heat, oil, stains, grease, and water. Fluoropolymer coatings can be in a variety of products. These include clothing, furniture, adhesives, food packaging, heat-resistant non-stick cooking surfaces, and the insulation of electrical wire. PFAS are a concern because they do not break down in the environment, can move through soil and contaminate drinking water sources, and build up (bioaccumulate) in fish and wildlife. PFAS chemicals have been linked to cancer, immune disorders, liver dysfunction, and many other human health problems, and are contained in a vast range of manufactured goods, common household products (e.g., cleaning products, cookware), and electronics, and contaminate drinking water in unsafe levels all over the globe. Detection of unsafe levels of PFAS around the world has given rise to a number of market opportunities for treatment and remediation technologies, including in drinking water, industrial wastewater, municipal wastewater, solid waste, organic foods and more.

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

On April 19, 2024, the EPA announced it had finalized new regulations that treat two PFAS chemicals – PFOS and PFOA – as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), also known as the Superfund law. The new rules allow the EPA to hold polluters financial responsible for contaminated sites, and will also lead to these PFAS chemicals being listed as “hazardous materials” under the Hazardous Materials Transportation Act, which will require materials containing these chemicals to be transported using special protocols. Although final rules have not been issued, in February 2024 the EPA proposed changes to the Resource Conservation and Recovery Act regulations by adding nine PFAS chemical compounds to its list of hazardous constituents in Title 40 of the Code of Federal Regulations Part 261 Appendix VIII. Combined with the new CERCLA regulations, a final RCRA regulation of PFAS may increase the costs of the handling, transport, and disposal of PFAS-containing materials including water treatment waste. The first draft of regulations for wastewater and leachate are expected by the end of 2024.

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

Our strategy to market our PFAS treatment technology and related engineering services is as follows: 1) focus on demonstrating our technology’s efficacy in first demonstration projects, trials, and early customer deployments with the understanding that this early success can be leveraged to secure larger and more numerous subsequent projects, 2) market our PFAS expertise and our technology by presenting at industry events and conferences around the country, cultivating our status as “thought leaders” in the space, 3) use our network of manufacturer’s representatives and channel selling partners to maximize the number of potential opportunities with early adopters, and 4) engage in discussions with credible distribution partners at established water treatment technology companies. Part and parcel to our strategy, we are in the early stages of developing a collaboration with the US EPA to have our AEC technology validated through a rigorous third-party pilot study whereby our technology would be operated and analyzed by EPA staff to a high degree of technical scrutiny. Such third-party validation could significantly facilitate market adoption of the AEC by effectively de-risking the technology for customers.

The AEC’s commercial roll-out is being executed with the help of a network of sales representative organizations whose role will be to market and sell the treatment system, related equipment, and the Company’s engineering services to municipal and industrial customers across the country. We have secured channel partner agreements with several sales representative organizations ensuring coverage for most of the continental United States. We have one PFAS project in New Jersey readying for installation and operation, waiting on the completion of other facilities. We believe this project represents a key milestone for the commercialization of the AEC, as industry validation of the technology in a first municipal drinking water treatment project will play an important role in convincing additional municipalities to adopt the technology for treating PFAS-contaminated water, as the company will publish reference customer data from the project that highlights the AEC’s distinct advantages over incumbent technologies like carbon filtration and ion exchange.

To summarize why we are confident in our PFAS technology’s commercial future:

●	We have successfully completed over a dozen pilot studies with prospective customers’ PFAS contaminated water;
●	We have successfully maintained operation of our AEC PFAS treatment system for over 10,000 hours continuously, thus demonstrating its resilience to long-term use;
●	We have submitted bids and proposals and have received indications of interest from a wide range of customer types, all of which have a PFAS challenge;
●	We have had the fortune to add several high-profile experts from the industry to our team who are assisting in opening doors in the industry;
●

We have entered into discussions about partnership and opportunities for collaboration with industry-leading firms who have a gap in their PFAS treatment technology portfolio. These opportunities do not convert into partnerships overnight, but they represent strong avenues for accelerating adoption of our PFAS treatment solution;

●	We are recognized as industry experts in the PFAS space and are constantly invited to present about PFAS technology around the country;

We remain confident that our PFAS treatment solution will continue to find early adopters and over time will break into the mainstream market.

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

Presently, both BioLargo and Garratt-Callahan are engaged in pilot projects with potential customers for the AROS system, and the companies are currently engaged in discussions with multiple potential first customers for the technology.

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

The AOS has, broadly speaking, two target applications: 1) treatment of municipal or industrial wastewater to eliminate bacteria, viruses, other organisms, and regulated organic contaminants, while using less electrical energy than other technologies, and 2) treatment of water or wastewater specifically to eliminate micropollutants/pharmaceuticals, at which the AOS particularly excels at compared to existing technologies. Our work to have the AOS adopted in the US and Canada for application 1) has been met with resistance because existing technologies, while less energy efficient than our technology, are effective enough against target contaminants, and our “value-add” of also eliminating hard-to-treat micropollutants isn’t relevant unless regulations dictate that those chemicals must be removed. Similarly, application 2) is only relevant in jurisdictions where those hard-to-treat micropollutants are regulated. Unfortunately, this does not include the US or Canada, but it does include several European countries. For that reason, presently, much of our business development efforts to secure projects for the AOS focus on development of partnerships to demonstrate the AOS for the European micropollutant market, or for domestic industrial or pharmaceutical wastewater treatment purposes where micropollutants are major contributors to facilities’ wastewater surcharge fees.

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

BioLargo Energy Technologies, Inc.

Our subsidiary BioLargo Energy Technologies, Inc. (“BETI”) was founded to commercialize a novel battery technology with the potential to help facilitate the ongoing shift toward renewable energy production by providing a safer, longer lasting, more eco-friendly, and more affordable alternative to lithium-ion batteries. Designed for long duration energy storage, also known as "battery energy storage solutions" (BESS), our battery, called Cellinity™, uses a novel “liquid sodium” chemistry that uses common domestically sourced materials, and which has significant advantages over other battery chemistries for use in stationary, long-duration energy storage.

BETI operates out of a pilot-scale battery production facility in our Oak Ridge Tennessee engineering headquarters, and is currently manufacturing and testing prototype batteries. Preliminary internal testing has confirmed many of the technology's exceptional performance claims that make it an attractive battery technology for long duration energy storage, including the stability of the chemistry of the battery cell and the reliability of the component construction as a sealed, non-venting cell design with no self-discharging. These recent tests also helped verify the battery's ability to quickly charge and discharge at a high voltage. Work has begun to design and produce a scaled-up version of our Cellinity battery, and we have begun discussions with highly qualified independent organizations to perform validation testing. One such opportunity, that is in the early stages of development, is a collaboration with the US Department of Energy to conduct third-party validation testing on Cellinity batteries.

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

We believe our Cellinity batteries will have features that far surpass comparable lithium-ion batteries, the dominant incumbent technology in the market, including:

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

Our battery has high energy density and high voltage, making it well-suited for large format long duration energy storage rather than mobile energy storage purposes like EVs. Its electrical performance metrics also make it well-suited for long duration storage, meaning batteries which expend their electricity over up to ten hours, rather than being limited to two- or four-hour expenditures like many lithium-ion batteries. Such batteries are sought after for grid-scale leveling, storage of renewable energy, and emergency power redundancy purposes.

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

Clyra Medical Technologies, Inc. - Bioclynse Wound Irrigation Solution

Clyra Medical Technologies, Inc. is our partially owned subsidiary creating medical products based on our technologies. Its primary product is a surgical wound irrigation solution called Bioclynse that can help manage patient care and outcomes. The first target market for this product is orthopedics, including hip and knee replacement surgeries. Management believes Bioclynse outperforms competing products as it has proven performance in biofilm disruption and inhibition, is non-toxic and non-cytotoxic, is non-sensitizing to tissue, and unlike competing products, does not need to be rinsed and/or removed from a surgical cavity. Clyra management is focused on developing partnerships with large, well-established distributors who can help rapidly accelerate the product’s access to clinicians and surgeons in hospitals around the country. It, and its manufacturing partner, Keystone Industries, have invested in manufacturing equipment to support at-scale manufacturing for the Bioclynse product's use in sterile settings, such as in surgery. In total, Clyra has committed approximately $1.6 million in equipment and related assets to support the national roll out of Bioclynse. During the year ending December 31, 2024, through the date of this report, Clyra has sold $2,671,000 of its common stock, of which $741,000 was purchased by BioLargo, and financed equipment valued at $1,025,000.

To prepare for the expected national rollout of Bioclynse, Clyra also recently appointed Dr. Steven J. Kavros as its Chief Medical Officer. Dr. Kavros has more than 20 years’ experience in roles such as Director at the Rochester Mayo Clinic’s Gonda Vascular Wound Healing Center. Clyra also appointed a new Executive Director of Finance to enhance the company’s capital structure and liquidity management capabilities.

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

BLEST operates out of an engineering facility in Oak Ridge, Tennessee (a suburb of Knoxville), and employs a group of scientists and engineers, many of whom are owners of the entity (BioLargo owns 77.5% as of September 30, 2024 and December 31, 2023). The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. Many of the other team members are also former employees of CB&I and Shaw, with the exception of more recent staff hires. The team is highly experienced across multiple industries and we believe are considered experts in their respective fields, including: chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting, project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities. The team has decades of high-level experience in the energy industry. The engineering team has also developed an extended network of trusted engineering subcontractors that assist in serving specific client projects as needed.

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

The staff time devoted to supporting the AEC (PFAS) and battery related work is demanding, and, BLEST needs to hire more qualified staff to meet and expanding demand for our growing list of customers and/or expected customers. When we combine the demands of current revenue generating projects and expected growth, we are presented with an obvious challenge to manage quality, timely performance as well as access to qualified staff. We are working carefully to find balance to help ensure we meet the demands of both in a practical customer centric and capital conserving way. It may be for example, when we secure larger and larger contracts for PFAS or Garrett Callan related work, we will need to depend heavily on our contact manufactures to meet the customer demands in the near term as we scale up our infrastructure and work force capabilities.

Results of Operations

Our revenues increased 63% and 80% in the three and nine months ended September 30, 2024, as compared with the same periods in 2023, primarily due to an increased volume of sales of our pet odor control product private labeled to a third party under the brand name “Pooph”, which comprised 76% and 78%, respectively of our company-wide revenues in such periods. Our financial statements separate revenue based on products and services. Revenues from the sale of products for the three and nine months ended September 30, 2024, increased 56% and 81% over the same periods in 2023. Revenues from services for the three and nine months ended September 30, 2024, increased 191% and 72% over the same periods in 2023.

ONM Environmental

Our wholly-owned subsidiary ONM Environmental generates revenues through (i) sales of our flagship product CupriDyne Clean, including related design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and (ii) sale of private-label products to third parties, including the Pooph branded pet odor control product.

Revenue (ONM Environmental)

ONM Environmental’s revenues increased 53% (to $3,853,000) and 69% (to $12,437,000) in the three and nine months ended September 30, 2024, compared with the same periods in 2023. The increase in revenues was almost entirely due to an increase in the volume of sales of our pet odor product private labeled to a third party under the brand name "Pooph". Because ONM Environmental has no control over the marketing and sales activity or levels of the Pooph branded products, it cannot predict sales volumes related to it in future periods. Pooph management has indicated their intentions to continue advertising and expanding sales. While they have performed well in the past, their execution of those future plans has inherent risks that are out of our control.

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM Environmental’s costs of goods for the three and nine months ended September 30, 2024, were 55% and 54%, an increase of 8% and 7%, compared to the same period in 2023. The current period increase in cost of goods is due the introduction of new Pooph-branded product lines with lower margins for initial stocking orders.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s selling, general and administrative expenses decreased 6% and 9% during the three and nine months ended September 30, 2024, as compared with the same period in 2023.  The decrease is due to less employees and a reduction of office expenses.

Operating Income (ONM Environmental)

ONM Environmental generated operating income of $1,382,000 and $4,668,000 in the three and nine months ended September 30, 2024, compared to operating income of $969,000 and $2,786,000 for the three and nine months ended September 30, 2023. The generation of operating income for the three and nine months ended September 30, 2024, was entirely dependent on the sale of Pooph branded products.

BLEST (engineering)

Revenue (BLEST)

Our engineering segment's (BLEST's) revenues increased 243% (to $498,000) and 260% (to $1,685,000), in the three and nine months ended September 30, 2024, as compared with the same periods in 2023. The increase in revenue in the three and nine months ended September 30, 2024, as compared with prior periods is due to $878,000 of revenue recognized in the second quarter of 2024 from the sale of water treatment equipment. Although we are focused on sales of water treatment equipment such as our AEC, AOS, and AROS systems, the sales cycle for municipal and industrial water treatment equipment is long, and management does not expect a to record similar level revenue from equipment sales in the fourth quarter of 2024. With recent new contracts, our engineers are generating approximately $100,000 in monthly services revenues for air quality management services at U.S. Air Force bases. These ongoing contracts are expected to continue provide a monthly base revenue, in addition to regular work for other clients.  In the future, equipment sales will be primarily handled through our subsidiary dedicated for that purpose - BioLargo Equipment Solutions & Technologies, Inc. (BEST).

In addition to providing services to third party clients, BLEST provides services for internal BioLargo projects. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements. In the three and nine months ended September 30, 2024, intersegment revenue for BLEST totaled $326,000 and $754,000 and for the three and nine months ended September 30, 2023, intersegment revenue for BLEST totaled $698,000 and $1,276,000.

Cost of Revenues (BLEST)

BLEST’s cost of revenues includes employee labor, subcontracted costs and material costs. In the three and nine months ended September 30, 2024, costs were 100% and 74% of revenues, versus 46% and 59% in the same period in 2023. The increase is related to increased costs on fixed fee contracts, and work attributed to the AEC project in Lake Stockholm New Jersey. Management expects future periods to reflect a cost of revenue more in line with historical numbers.

Selling, General and Administrative Expense (BLEST)

BLEST’s SG&A expenses were $218,000 and $659,000, in the three and nine months ended September 30, 2024, compared to $213,000 and $612,000, in the three and nine months ended September 30, 2023, the increase is due to additional employees. In June and July 2024, BLEST hired four additional full-time employees.

Operating Loss (BLEST)

BLEST incurred an operating loss of $375,000 and $1,067,000 in the three and nine months ended September 30, 2024, compared to an operating loss of $568,000 and $1,388,000 in the three and nine months ended September 30, 2023. This operating loss is reflective of the focus at BLEST on advancing internal BioLargo projects such as the Cellinity battery and AEC water treatment system. Our consolidated financial statements eliminate these revenues as intercompany balances. The decrease in operating loss was due to an increase in third party-revenues.  Because BLEST had an operating loss, we invested cash during the quarter to maintain operations.

Clyra Medical

Clyra Medical has not yet begun commercial sales of its Bioclynse surgical wound irrigation product, and thus has not generated revenues in 2024; past revenues have been nominal. In the three and nine months ended September 30, 2024, it incurred total costs and expenses of $857,000 and $2,019,000, which included $291,000 and $512,000 in research and development expenses.  In the same period in 2023, total costs and expenses were $427,000 and $1,250,000, which included $68,000 and $262,000 in research and development expenses. The increases in costs and expenses is related to the development and commercialization of Bioclynse. Management is not yet in a position to disclose when Clyra will begin generating revenue.

BETI

BioLargo Energy Technologies, Inc., (BETI) is focused on development of our Cellinity battery, and thus has not generated generate revenue. For the three and nine months ended September 30, 2024, it incurred total costs and expenses of $194,000 and $575,000, which included $133,000 and $346,000 in research and development expenses.  In the same periods in 2023, total costs and expenses were $559,000 and $943,000, which included $537,000 and $840,000 in research and development expenses. The primary focus of BETI is the development of its battery technology. We do not expect BETI to generate revenue in the near future as it continues its research and development activities.

BEST

BioLargo Equipment, Sciences and Technologies, Inc. (BEST), was formed in 2024 to commercialize BioLargo's proprietary water treatment equipment, including its PFAS removal device the AEC. As the first AEC sale occurred prior to the Company's formation, and the sales cycle for advanced water treatment systems is long, BEST has not yet generated revenues. We intend future water treatment projects to be contracted through BEST. During the three and nine months ended September 30, 2024 BEST incurred $59,000 and $174,000 in total expenses primarily related to salaries and marketing.

Selling, General and Administrative Expense – consolidated

Our SG&A expenses include both cash (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). For the three and nine months ended September 30, 2024 consolidated SG&A decreased 8% (to $2,093,000) and increased by 16% (to $6,720,000). The largest components of our SG&A expenses included (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Salaries and payroll related	$701	$682	$2,206	$1,862
Professional fees	236	139	729	555
Consulting	259	542	1,124	926
Office expense	572	511	1,596	1,462
Sales and marketing	152	164	389	375
Investor relations	102	128	432	307
Board of director expense	71	112	244	307
Total Selling, General & Administrative	$2,093	$2,278	$6,720	$5,794

In the three and nine months ended September 30, 2024, our non-cash expenses from the issuance of stock and stock options totaled $337,000 and $1,629,000 compared to $762,000 and $1,588,000 for the three and nine months ended September 30, 2023. This decrease is due to stock option issuances for previously issued stock options that expired during the three months ended September 30, 2023.  Our non-cash expenses were mostly flat for the nine months ended September 30, 2024, compared to same period is 2023.  The majority of this stock option expense is recorded in Consulting expense. Salaries and payroll related expense increased due to the addition of new employees; companywide, there are 36 full time employees. Professional fees increased due to the addition of our BEST subsidiary, private securities offerings for BioLargo and Clyra, and other organizational needs that required professionals. Investor relation expense remained flat for the three months ended September 30, 2024, compared to the same period in 2023.  Investor relation expense increased for the nine months ended September 30, 2024, compared to the same period in 2023, as we continue to tell the BioLargo story to the public markets through speaking events and trade shows.

Research and Development

In the three and nine months ended September 30, 2024, we spent $690,000 and $2,098,000 in the research and development of our technologies and products, of which $512,000 was through Clyra Medical. This was a decrease of 1% and an increase of 14% compared to the three and nine months ended September 30, 2023. The three months remained flat, and the nine months increase is primarily due to work related to (i) the battery project, and (ii) the AEC. As these products mature, we expect the level of research and development to decrease.

Interest expense

Our interest expense for the three and nine months ended September 30, 2024, was a net interest income of $1,000 and interest expense of $12,000 compared to interest expense of $12,000 and $72,000 in the three and nine months ended September 30, 2023.  We generated $13,000 of interest income, offset by $12,000 of interest expense.  The decrease is due to a decrease in financing activities.

Other Income and Expense

For the nine months ended September 30, 2024, we had $15,000 of grant income, as compared with the $32,000 in the nine months ended September 30, 2023. Grant income is primarily generated through our wholly owned Canadian subsidiary, we have been awarded more than 80 research grants over the years from various public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. Grant funds paid directly to third parties are not included as income in our financial statements.

Net Loss

Net loss for the three and nine months ended September 30, 2024, was $1,060,000 and $2,615,000 a loss of $ (0.002) and $ (0.005) per share, compared to a net loss for the three and nine months ended September 30, 2023, of $1,508,000 and $3,628,000, a loss of $ (0.004) and $ (0.01) per share.  Our net loss for the three and nine months ended September 30, 2024, decreased because of the increase in revenue.

The net income (loss) per business segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
BioLargo corporate	$(801)	(800)	$(3,171)	$(2,273)
ONM	1,395	968	4,684	2,781
Clyra Medical	(866)	(394)	(2,041)	(1,234)
BLEST	(375)	(568)	(970)	(1,388)
BETI	(194)	(559)	(575)	(943)
BEST	(59)	-	(174)	—
BioLargo Canada	(160)	(155)	(368)	(571)
Net loss	$(1,060)	(1,508)	(2,615)	(3,628)

Liquidity and Capital Resources

For the three and nine months ended September 30, 2024, we generated revenues of $4,351,000 and $14,122,000 and had a net loss of $1,060,000 and $2,615,000. For the nine months ended September 30, 2024, we used $1,290,000 net cash used in operating activities. On September 30, 2024, we had current assets of $7,394,000, of which $3,882,000 was cash and cash equivalents, current liabilities of $3,200,000, and working capital of $4,194,000.

During the nine months ended September 30, 2024, we continued to invest in capital equipment and resources preparing to launch and commercialize products and further research and development on our battery technology. We and our partially owned subsidiaries continue to sell securities to ensure available working capital. During the nine months ended September 30, 2024, we received $2,858,000 from financing activities, including sales of stock, warrant exercises, and option exercises. We have been, and anticipate that we will continue to be, limited in terms of our capital resources, and expect to continue to need further investment capital to fund our business plans and investments in our new technologies.

For these reasons, we continue to sell securities to ensure available working capital, both directly and through our subsidiaries; during the nine months ended September 30, 2024, we received net proceeds of $2,858,000. Additionally, during the nine months ended September 30, 2024, we received $909,000 in gross proceeds from the exercise of stock options and warrants. We have been, and anticipate that we will continue to be, limited in terms of our capital resources, and expect to continue to need further investment capital to fund our business plans and investments into our new technologies. The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to (i) continue to increase revenues, generate cash from operations, and/or generate cash from financing activities, (ii) convert assets such as our $3,209,000 in accounts receivable into cash; or, (iii) if necessary, reduce ongoing cash obligations by curtailing portions of our operations.

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

Item 4.         Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended – the “Exchange Act”) as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.          Other Information

None.

Item 6.         Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Amended and Restated Bylaws	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Certificate of Amendment to Certificate of Incorporation, filed August 30, 2022	Form 10-Q	11/14/2022
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.7	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.8	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018

4.9	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.10	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.11	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.12	Warrant issued in BioLargo Unit Offerings (through January 16, 2024)	Form 10-Q	8/14/2020
4.13	Amendment to March 2018 $50,000 Convertible Note, dated March 8, 2018	Form 10-K	3/30/2021
4.14	Warrant issued to $50,000 Convertible Noteholder on March 1, 2020	Form 10-K	3/30/2021
4.15	Satisfaction of March 2018 Convertible Note, dated March 6, 2023	Form 10-K	3/31/2023
10.1	BioLargo license to Clyra Medical Technologies, Inc., dated March 1, 2024	Form 10-K	April 1, 2024
10.2	Clyra Medical Technologies, Inc. license to BioLargo dated March 1, 2024	Form 10-K	April 1, 2024
10.3	Form of indemnity agreement between the Company at its officers and directors	Form 10-K	3/31/2023
10.4	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.5†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.6†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.7	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.8	Form of Employment Agreement for Engineering Subsidiary	Form 8-K	9/8/2017
10.9	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.10†	Employment Agreement with Joseph L. Provenzano dated May 28, 2019	Form 8-K	6/24/2019
10.11	Purchase Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	12/19/2022
10.12	Registration Rights Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	12/19/2022
10.13†	2023 Engagement Extension Agreement with CFO	Form 8-K	3/27/2023
10.14	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of Clyra Medical Series A Preferred Stock	Form 10-Q	5/17/2023

10.15	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of BioLargo Energy Technologies, Inc. common stock	Form 10-Q	5/17/2023
10.16†	2024 Engagement Extension Agreement with CFO	Form 10-Q	8/15/2024
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350		filed herewith
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2024	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: November 14, 2024	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer