Form 10-K
period 2024-12-31
BIOLARGO, INC.
filed 2025-03-31
CIK 880242

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $61,385,688.

The number of shares outstanding of the issuer’s class of common equity as of March 28, 2025, was 301,303,131. No preferred shares are issued or outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s definitive Proxy Statement for its annual meeting of stockholders to be filed within 120 days of the end of the Registrant’s fiscal year ended December 31, 2024.

PART I

ITEM 1. BUSINESS

USE OF FORWARD-LOOKING STATEMENTS IN THIS REPORT

This annual report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

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

Our Company

BioLargo, Inc. is a corporation organized under the laws of the state of Delaware. Our common stock is quoted on the OTC Markets highest level marketplace, the OTCQX, under the trading symbol “BLGO”.

Our corporate offices are located at 14921 Chestnut St., Westminster, California 92683. We have a research facility and offices at the University of Alberta in Canada, and our engineering team is located at 105 Fordham Road in Oak Ridge, Tennessee. Our medical products company is located at 3802 Spectrum Blvd in Tampa, Florida. Our telephone number is (888) 400-2863. We operate through multiple wholly- and partially-owned subsidiaries.

Our principal corporate website is www.BioLargo.com. We also maintain a blog at www.BioLargo.com/blog and other websites including www.ONMEnvironmental.com, www.CupriDyne.com, www.ClyraMedical.com, www.BioLargoEnergy.com, www.BioLargoEquipment.com, www.BioLargoEngineering.com, www.bestPFAStreatment.com, and www.BioLargoWater.com. The information on our websites and blog are not, and shall not be deemed to be, a part of this Annual Report on Form 10-K.

Our Business - Innovator and Solution Provider

BioLargo is in the business of creating new cleantech technologies to solve tough, globally relevant problems. We invent, develop, then commercialize disruptive technologies to tackle challenges in air quality, water, environmental engineering, battery energy storage, and advanced antimicrobial medical device platforms. Our model is to invent new technologies that solve specific problems, develop them and prove they work, and then commercialize them with purpose-suited subsidiaries. For each our platform, our ultimate goal is to identify and secure the right partnerships to increase their commercial reach.

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

Below we detail the cleantech ventures and projects we are focused on today. Behind those, however, is a pipeline of other cleantech innovations in various stages of development associated with our expansive array of issued and pending patents, and that have been funded in part by over 90 government grants.

We operate our business in distinct business segments:

●

Odor and VOC control products, including consumer products, such as the Pooph-branded pet-odor control product, and our flagship industrial odor control product, CupriDyne Clean Industrial Odor Eliminator, sold by our wholly-owned subsidiary ONM Environmental, Inc.;

●

Water treatment equipment and solutions, including our PFAS treatment system the Aqueous Electrostatic Concentrator (AEC), our water reuse and recycling technology co-developed with Garratt-Callahan called AROS, and our micro-pollutant treatment and energy-efficient disinfection solution, the AOS, all sold by our wholly-owned subsidiary BioLargo Equipment Solutions & Technologies, Inc.;

●	Battery energy storage system solutions being developed by our partially owned (96%) subsidiary BioLargo Energy Technologies, Inc.;

●	Medical products based on our technologies, including the FDA-cleared Bioclynse surgical wound irrigation solution sold by our partially owned (52%) subsidiary Clyra Medical Technologies, Inc.;

●

Our professional engineering services division, which, in addition to serving outside clients on a fee for service basis, supports our internal business units, through our partially owned (74%) subsidiary BioLargo Engineering, Science & Technologies, LLC ("BLEST");

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

Consumer Private-Label Products, including Pooph

We sell privately labeled odor-control products based on our technologies to third parties who market and sell the products under their own brand names. The most successful thus far is the Pooph branded pet odor control product sold through national retailers including Walmart, Amazon, PetSmart, PetCo, and Chewy.com by Pooph Inc. In addition to purchasing product from us at an agreed-upon manufacturing margin, Pooph Inc. pays us six percent royalty on their sales in exchange for exclusive rights to our technology for pet odors. If Pooph sells their brand to a third party, we would receive 20% of the exit value. During the year ended December 31, 2024, revenues from sales to Pooph comprised 77% of our company-wide revenue. The success of Pooph is an example of our goal to develop distribution channels that do not rely on our in-house sales and distribution infrastructure. While Pooph is by far the company’s most successful private label product, we sell other private label odor-control products and continue to pursue related business opportunities.

Industrial Odor and VOC Solutions

We believe CupriDyne® Clean is the number-one performing industrial odor-control product in the market, and that it offers substantial savings to our customers compared with competing products. We have been and expect to continue selling product to municipalities and some of the largest solid waste handling companies in the country to help control odors emitted from waste handling and sanitation sites.  ONM Environmental offers a menu of services to landfills, transfer stations, wastewater treatment facilities as well as facilities in non-waste related industries. These services include engineering design, construction, installation, ongoing maintenance and on-site support services to assist our clients in the implementation and continued use of the various systems that deliver our liquid products in the field (such as misting systems). A significant portion of industrial odor control product and service revenue comes from ongoing contracts with cities and counties in Southern California, where ONM has installed comprehensive odor control systems to mitigate nuisance odors emitted from municipal waste handling and sanitation sites.

BioLargo Equipment Solutions & Technologies – Innovative Water Treatment Solutions

Over the years, we have developed multiple innovative technologies and equipment platforms that focus on challenging issues in the water treatment industry, including the AOS technology (developed to remove micro-pollutants), the AEC (developed to remove per- and polyfluoroalkyl substances, or PFAS), and the AROS water reuse technology (for industrial cooling tower water recycling such as in data centers, co-developed with Garratt-Callahan). We sell these products through our wholly-owned subsidiary BioLargo Equipment Solutions & Technologies, Inc. (“BEST”), which manages the sales and distribution of our water treatment products and related services.

In February 2024, three respected and experienced veterans of the water industry joined BEST’s board of directors to assist the company in its efforts to commercialize its innovative water treatment technologies. These are: 1) Jeffrey Kightlinger, former CEO of the Metropolitan Water District of Southern California, 2) Sally Gutierrez, retired career senior executive from the US Environmental Protection Agency (EPA), and 3) Larry Dick, former Vice Chairman of the Metropolitan Water District of Southern California and board member of the Municipal Water District of Orange County. Each brings their significant and distinctive experience from decades in the water industry to BEST’s board to help the company create the necessary regulatory and industry connections that will be critical for its efforts to secure larger and more high-profile projects for its PFAS treatment and other water treatment technologies. These board members have been instrumental in efforts to raise awareness of our innovative treatment solutions within the water industry and EPA.

Securing sales in the water and wastewater industry is a very technically intensive process and can be long and arduous. The entirety of the sales cycle can be lengthy, in some cases even taking many months or, in the case of very large projects, multiple years. A typical sales timeline for a municipal drinking water or wastewater customer, from introduction to signing the contract for a full-scale install, usually requires feasibility studies, on-site pilot projects, budget approvals, State regulatory approvals, and more. Industrial clients may have a shorter sales cycles but are under pressure to ensure that the Return on Investment (ROI) fits into company standards, so their reviews can also be lengthy. For any water treatment project, the process is also very engineering-intensive, and therefore the staff required to secure contracts for water treatment projects need to be engineers, in most cases. In our company, BLEST’s engineers fill this role.

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

On April 19, 2024, the EPA announced it had finalized new regulations that treat two PFAS chemicals – PFOS and PFOA – as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), also known as the Superfund law. The new rules allow the EPA to hold polluters financially responsible for contaminated sites, and will also lead to these PFAS chemicals being listed as “hazardous materials” under the Hazardous Materials Transportation Act, which will require materials containing these chemicals to be transported using special protocols. Although final rules have not been issued, in February 2024 the EPA proposed changes to the Resource Conservation and Recovery Act regulations by adding nine PFAS chemical compounds to its list of hazardous constituents in Title 40 of the Code of Federal Regulations Part 261 Appendix VIII. Combined with the new CERCLA regulations, a final RCRA regulation of PFAS may increase the costs of the handling, transport, and disposal of PFAS-containing materials including water treatment waste.

We have successfully validated the AEC as an effective system to selectively extract and collect PFAS chemicals from contaminated water, including performance testing that shows “non-detect” levels of removal, which meets new EPA standards. We have demonstrated more than 10,000 hours of continuous operation showing no materially significant degradation of the AEC system’s components or performance over time. As a modular system, we believe the AEC is scalable to small portable commercial units as well as very large commercial operations, and we believe that our engineering team has the experience to deliver systems to meet the needs of any sized commercial installation. In order to provide a full turn-key solution for our customers, we have developed an expanded offering whereby we can bundle a service package with each customer project that includes a membrane exchange program, the collection of PFAS, and transport and destruction of the PFAS using a novel “electrooxidation” process which our studies have shown is capable of reaching non-detect levels of PFAS after treating AEC-concentrated PFAS containing water, wastewater, or even landfill leachate (the contaminant-laden water that drains from landfills).

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

The AEC’s commercial roll-out is being executed with the help of a network of sales representative organizations whose role will be to market and sell the treatment system, related equipment, and the Company’s engineering services to municipal and industrial customers across the country. We have secured channel partner agreements with several sales representative organizations ensuring coverage for most of the continental United States. The AEC for our PFAS project in New Jersey has been built and is ready for delivery and installation, now waiting on the completion of other facilities. We believe the New Jersey project will represent a key milestone for the commercialization of the AEC, as industry validation of the technology in a first municipal drinking water treatment project will play an important role in convincing additional municipalities to adopt the technology for treating PFAS-contaminated water, as the company will publish reference customer data from the project that highlights the AEC’s distinct advantages over incumbent technologies like carbon filtration and ion exchange.

We believe we are well-positioned in the PFAS-removal market for multiple reasons. We have successfully completed over a dozen pilot studies with prospective customers’ PFAS contaminated water; we have successfully maintained operation of our AEC PFAS treatment system for over 10,000 hours continuously, thus demonstrating its resilience to long-term use; we have submitted bids and proposals and have received indications of interest from a wide range of customer types; we have added several high-profile experts from the industry to our team who are assisting in opening doors to potential clients and collaborators; we have entered into discussions about partnership and opportunities for collaboration with industry-leading firms who have a gap in their PFAS treatment technology portfolio. While these opportunities do not convert into commercial sales overnight, but they represent strong avenues for accelerating adoption of our PFAS treatment solution.

AROS Minimal Liquid Discharge Water Treatment

In partnership with Garratt-Callahan, one of the country’s oldest and largest privately held water treatment companies, our engineers developed a “minimal liquid discharge” wastewater treatment system called the Aqueous Reuse Optimization System (AROS) that minimizes industrial wastewater discharges and thus the regulatory fees associated with wastewater discharge, including for uses like cooling towers at data centers. Garratt-Callahan, who invented and patented the technology, is currently marketing the AROS system to its existing customer base and to new prospective customers. BLEST will serve as the manufacturing partner and Garratt-Callahan will serve as the selling distributor to leverage their national sales force and over one hundred years of providing services and products to customers. Presently, both BioLargo and Garratt-Callahan are engaged in pilot projects with potential customers for the AROS system, and the companies are currently engaged in discussions with multiple potential first customers for the technology

Advanced Oxidation System (AOS)

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

The AOS has, broadly speaking, two target applications: 1) treatment of municipal or industrial wastewater to eliminate bacteria, viruses, other organisms, and regulated organic contaminants, while using less electrical energy than other technologies, and 2) treatment of water or wastewater specifically to eliminate micropollutants/pharmaceuticals, at which the AOS particularly excels at compared to existing technologies. Our work to have the AOS adopted in the US and Canada for the first application has been met with resistance because existing technologies, while less energy efficient than our technology, are effective enough against target contaminants, and our “value-add” of also eliminating hard-to-treat micropollutants is not relevant unless regulations dictate that those chemicals must be removed. Similarly, the second application is only relevant in jurisdictions where those hard-to-treat micropollutants are regulated. Unfortunately, this does not include the US or Canada, but it does include several European countries. For that reason, presently, much of our business development efforts to secure projects for the AOS focus on development of partnerships to demonstrate the AOS for the European micropollutant market, or for domestic industrial or pharmaceutical wastewater treatment purposes where micropollutants are major contributors to facilities’ wastewater surcharge fees.

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

BETI operates out of a pilot-scale battery production facility in our Oak Ridge Tennessee engineering headquarters, and is currently manufacturing and testing prototype battery cells. Preliminary internal testing has confirmed many of the technology's exceptional performance claims that make it an attractive battery technology for long duration energy storage, including the stability of the chemistry of the battery cell and the reliability of the component construction as a sealed, non-venting cell design with no self-discharging. These recent tests also helped verify the battery's ability to quickly charge and discharge at a high voltage. It has also been proven that the battery can withstand catastrophic physical insults without causing fire or explosion, one of the battery’s key features. Once prototype batteries are built and tested, and assuming such tests show the batteries have the characteristics we expect would differentiate it from other battery technologies, we will complete the design on a larger sized battery cell that would then be incorporated into battery packs and battery sizes meant for industrial facilities. Once designed, our engineers will work to develop manufacturing processes that would allow scale production to ensure costs of goods in line with market demand and conditions. We have begun discussions with independent organizations to perform validation testing. We view this as a key milestone to the more rapid advancement of our commercial efforts.

We believe our Cellinity batteries will have features that far surpass comparable lithium-ion batteries, the dominant incumbent technology in the market, including

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

Clyra Medical Technologies, Inc. - Bioclynse Wound Irrigation Solution

Our partially owned subsidiary Clyra Medical Technologies, Inc. is a healthcare company that develops and commercializes products based on our technologies designed to safely treat wound and skin infections and promote wound healing, while reducing the need for antibiotics. Clyra is working to launch an irrigation solution to be used in surgeries to help prevent infection that has been shown to disrupt biofilm, be highly effective against pathogens, have no deleterious effects to host tissue cells, and which does not need to be rinsed and/or removed from a surgical cavity. While still in development, Clyra is working closely with a global leader in medical technologies to introduce and exclusively distribute the product to the U.S. market, and a manufacturer (Keystone Industries) founded over 50 years ago which manufactures and sells medical and dental products to companies worldwide. In March 2025, Clyra and its distribution partner conducted a two-day inspection confirming Keystone’s ability to manufacture the product at scale. Keystone has invested over $3 million in equipment and has built a “clean room” specifically to house the equipment that will make the product in a sterile environment that will comply with FDA regulations to allow its use during surgeries. Clyra has invested over $2 million in molds and equipment to support manufacturing. Clyra is working to formalize the relationship with its distributor and obtain regulatory approval to include the use of the product during surgery. Concurrently, Clyra and its distribution and manufacturing partners are working on systems integration for purchasing, accounting, forecasting, logistics, and quality assurance, and, once ready, technical training and product roll out, possibly being available to surgeons across the country in the fourth quarter of this year.

Additionally, Clyra is actively working to introduce a product to be used for wound management in non-sterile applications, called Viaclyr, to be sold through third-party national distributors.

Clyra’s management team includes Chief Medical Officer Dr. Steven J. Kavros, a twenty-year veteran of the Mayo Clinic in roles such as Director at the Rochester Mayo Clinic’s Gonda Vascular Wound Healing Center, Nick Valeriani, who enjoyed a 34-year career with Johnson and Johnson where he held numerous leadership positions in engineering, manufacturing, sales and marketing, and Linda Park of Edwards Lifesciences, where she serves as Corporate Secretary, Senior Vice President and Associate General Counsel, and as a board member of the Edwards Lifesciences Foundation.

Full Service Environmental Engineering

BioLargo Engineering, Science & Technologies, LLC (“BLEST”) offers full service environmental engineering to third parties and provides engineering support services to our internal teams to accelerate the commercialization of our technologies.

BLEST focuses its efforts in these three areas:

●	providing engineering services to third-party clients as well as affiliated BioLargo entities;
●	supporting internal product development; and
●	advancing their own technical innovations such as the AEC PFAS treatment technology.

BLEST operates out of our engineering facility in Oak Ridge, Tennessee (a suburb of Knoxville), and employs a group of scientists and engineers, many of whom are owners of the entity. The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. Many of the other team members are also former employees of CB&I and Shaw, with the exception of more recent staff hires. The team is highly experienced across multiple industries and we believe are considered experts in their respective fields, including: chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting, project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities. The team has decades of high-level experience in the energy industry. The engineering team has also developed an extended network of trusted engineering subcontractors that assist in serving specific client projects as needed.

BLEST engineers generate revenue through services to third party clients, as well as for internal BioLargo projects such as the AEC and battery (revenues from internal projects are eliminated in the consolidation of our financial statements and are designed “intersegment revenue”). Third party contracts include ongoing work at U.S. Air Force bases for air quality control. In the second quarter of 2024, BLEST secured new contracts to provide air quality control compliance services to additional U.S. Air Force bases, increasing its ongoing contract-based revenue to more than $100,000 per month.  Efforts to expand this work as well as with other clients are consistently ongoing.

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

Since the inception of the Purchase Agreement, through the date of this report, we have sold 4,639,405 shares to Lincoln Park, and received $923,000 in proceeds. During the year ended December 31, 2024, we sold 766,175 shares of common stock to Lincoln Park and received $260,000 in proceeds. We have not sold shares to Lincoln Park since March 26, 2024.

Intellectual Property

We have 26 patents issued, including 22 in the United States, and multiple applications pending, and our patents have an average remaining duration of seven years. We believe these patents provide a foundation from which to continue building our patent portfolio, and we believe that our technology is sufficiently useful and novel that we have a reasonable basis upon which to rely on our patent protections. We also rely on trade secrets and technical know-how to establish and maintain additional protection of our intellectual property. As our capital resources permit, we expect to expand our patent protection as we continue to refine our inventions as well as make new discoveries. We regard our intellectual property as critical to our ultimate success. Our goal is to obtain, maintain and enforce patent protection for our products and technologies in geographic areas of commercial interest and to protect our trade secrets and proprietary information through laws and contractual arrangements.

We incurred approximately $2,882,000 in expense related to our research and development activities in the year ended December 31, 2024, and $2,282,000 in the year ended December 31, 2023.

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

Executive Officers

As of December 31, 2024, and as the date of this report, our executive officers were:

●	Dennis P. Calvert: Chief Executive Officer, President and Chairman of the Board

●	Charles K. Dargan II: Chief Financial Officer

●	Joseph L. Provenzano: Corporate Secretary and Sr. Vice President of Operations

Our operational subsidiaries are led by:

Subsidiary	President
ONM Environmental, Inc.	Joseph L. Provenzano
BioLargo Engineering, Science & Technologies, LLC ("BLEST")	Randall Moore
BioLargo Canada, Inc.	Richard Smith
Clyra Medical Technologies, Inc.	Steven V. Harrison
BioLargo Energy Technologies, Inc. ("BETI")	Dennis Calvert
BioLargo Equipment Solutions & Technologies, Inc. ("BEST")	Tonya Chandler

Employees

As of March 28, 2025, we had 44 employees, of which 40 were full-time. Our employees including professional engineers, masters of engineering, and PhDs, as well as sales, support and administrative personnel. We also utilize consultants and independent contractors on an as-needed basis who provide certain specified services, such as professional engineers used from time to time by our engineering group in Tennessee.

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

We have not yet generated enough revenue or gross profit from operations to fund our expenses, and, accordingly, we have incurred net losses every year since our inception. We recorded net loss of $4,347,000 for the year ended December 31, 2024, and a net loss of $4,648,000 for the year ended December 31, 2023. At December 31, 2024, we had $3,548,000 cash and cash equivalents. We have funded the majority of our activities through the issuance of equity securities, both at corporate level and through direct third-party investments in our subsidiaries. Although we are devoting more energy and money to our sales and marketing activities, and our revenues have increased year-over-year for the last eight years, we continue to anticipate net losses and negative cash flow for the foreseeable future. Our ability to reach positive cash flow depends on many factors, including our ability to fund sales and marketing activities, the rate of client adoption of our products, and the efforts and success of third parties, such as Ikigai Marketing Works that sells an odor-control product for pets based on our technology. We may continue to incur losses and experience negative cash flows from operations for the foreseeable future. If we cannot achieve positive cash flow from operations or net income, we may need to raise additional capital on acceptable terms.

Our cash requirements are significant. We will continue to require additional financing to sustain our operations and without it we may not be able to continue operations.

Our cash requirements and expenses continue to be significant. For the year ended December 31, 2024, we used $3,206,000 cash in operations, and at December 31, 2024, we had working capital of $4,489,000, and current assets of $7,137,000. In order to become profitable, we must significantly increase our revenues. Although our revenues are increasing through sales of our private-label products and from our engineering division, we expect to continue to use cash for the foreseeable future as it becomes available to advance our developing technologies, ramp up staffing to accommodate growth and increase support infrastructure for our growing business, and expect to continue to need to sell our securities to fund operations.

Our auditor’s report for the year ended December 31, 2024, includes an explanatory paragraph in their audit opinion stating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional financing to continue these operations.

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

During the year ended December 31, 2024, we (i) sold $260,000 of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) (see Note 3), (ii) sold $334,000 of our common stock and warrants to accredited investors (see Notes 3 and 6), (iii) sold $2,005,000 of Clyra common stock (see Note 10), and $50,000 from the sale of BETI common stock (see Note 9). These are dilutive to our existing stockholders, and the stockholders of our subsidiaries. We intend to continue these financing activities and thus intend to continue to dilute existing and future stockholders.

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

We manufacture and sell private-labeled products to third parties who market those products to businesses, consumers and retailers. We have no control over the marketing budgets, sales activities or efforts of these third parties. We cannot predict if their current level of efforts will increase, decrease, or stay the same. A significant portion of our revenues - approximately 77% - comes from the sale of private label products. If they curtail their marketing efforts, currently through national television advertising, our sales to them could decrease. If they discontinue their marketing campaign, our sales to them would be significantly reduced.

A significant portion of our revenue is concentrated with one customer selling one product line.

In the year ended December 31, 2024, one customer selling our pet odor control products under a private label accounted for 77% of our total revenue. In the prior year, that one customer accounted for 82% of our total revenue. A disruption in our relationship with this customer would adversely affect our results of operations. The customer's demand for our products may fluctuate due to factors beyond our control, including their willingness to spend money on advertising, the success of such advertising, their success of selling to retail accounts, and their reliance on the marketing and sale of a single line of products. Any significant reduction in orders from this customer could have a material adverse effect on our business, results of operations, or financial condition.

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

Supply Chain Challenges

As we emerge with new products like our AEC and AOS water treatment systems, and battery storage systems, we may face supply chain challenges, including supply and pricing volatility, that will be beyond our control that might include steel, electrodes, membranes, electronic components (like chips), raw chemicals. We predict that at some level we may face delays and or extended delivery times for systems sold to clients and that could lead to delays in our anticipated growth. Tariffs on imported goods may adversely affect prices of our raw materials.

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

Industrial odor control products have proven highly effective in controlling volatile organic compounds that are released as vapors produced by decomposing waste material. Such vapors are produced with the highest degree of intensity in temperatures between 40 degrees Fahrenheit (5 degrees Celsius) and 140 degrees Fahrenheit (60 degrees Celsius). When weather patterns are cold or in times of precipitation, our clients are less prone to use our odor control products, presumably because such vapors are less noticeable or, in the case of precipitation, can be washed away or altered. This leads to unpredictability in use and sales patterns for, especially, our CupriDyne Clean product line which accounts for 77% of our total revenue.

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

The occurrence of any of these events could adversely affect our reputation, competitive position, business, results of operations and cash flows. While we have a cybersecurity program, expenses, damages and claims arising from cybersecurity incidents could cause a material adverse effect on our business. See Part I. Item 1C. Cybersecurity for additional details on our cybersecurity program.

Economic uncertainties and domestic or world events and policies may adversely affect our business and operations.

Domestic and world events continue to create economic uncertainties, including the wars in Gaza and the Ukraine, international trade policies, including tariffs, and inflationary pressures. The Federal Reserve could raise interest rates in the United States in response to price inflation. Any myriad of factors could cause a sharp downward correction in stock market. We cannot predict how the foregoing factors will affect the market for our products and services, but the impact may be adverse.

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

Our stock is currently quoted on the OTC Markets (OTCQX). Although it is the highest level platform on the OTC Markets, it is not a national exchange, which can prevent institutional investors from trading in our stock, and results in a lower frequency of trades and trading volume than stocks quoted on a national exchange. Continued trading on the OTCQX may also adversely affect our ability to obtain financing in the future due to the decreased liquidity of our shares and other restrictions that certain investors have for investing in securities not traded on a national exchange. While we intend to seek listing on the Nasdaq Stock Market (“Nasdaq”) or another national stock exchange when our company is eligible, there can be no assurance when or if our common stock will be listed on Nasdaq or another national stock exchange. Until then, we expect our stock to remain volatile and lack the liquidity of larger companies.

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

During the year ended December 31, 2024, we sold approximately 2.6 million shares of common stock. Our private securities offerings typically offer convertible securities, including notes and warrants. Those warrants often include provisions that require investors to pay for the underlying shares with cash, which if executed would generate working capital for the company. Any additional capital that we raise would dilute the interest of the current stockholders and any persons who may become stockholders before such financing. Given the price of our common stock, such dilution in any financing of a significant amount could be substantial.

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

We also lease approximately 22,000 square feet of office, warehouse, lab and manufacturing space at 105 Fordham Road, Oak Ridge, Tennessee, for our professional engineering division, BioLargo Engineering, Science & Technologies, LLC, and our battery company, BioLargo Energy Technologies, Inc. Our subsidiary Clyra Medical leases approximately 450 square feet of office space at 3802 Spectrum Blvd, Tampa Florida. We also lease approximately 1,500 square feet of office and lab space from the University of Alberta. These offices serve as our primary research and development facilities and is the home of our subsidiary, BioLargo Canada.

Our telephone number is (888) 400-2863.

ITEM 3.  LEGAL PROCEEDINGS

Our company is not presently a party to any legal proceeding.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Since January 23, 2008, our common stock has been quoted on the OTC Markets (formerly known as the “OTC Bulletin Board”) under the trading symbol “BLGO”. Since May 2024, it has listed on the OTCQX, the OTC Market's highest marketplace. The OTC Markets is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. OTCQX securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 28, 2025, there were approximately 530 registered holders of our common stock, and 5,300 beneficial owners.

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Securities Authorized for Issuance Pursuant to Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2024

	Number of securities to be	Weighted average
	issued upon exercise of	exercise price of	Number of securities
	outstanding options,	outstanding options,	remaining available for
	warrants and rights	warrants and rights	future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	48,822,806	$0.20	34,506,080
Equity compensation plans not approved by security holders(2)	15,687,642	$0.40	n/a
Warrants	31,615,616	$0.29	n/a
Total	96,126,064	$0.26	34,506,080

(1)

Includes 1,157,500 shares issuable under the 2007 Equity Plan, which expired September 6, 2017; includes 42,171,386 shares issuable under the 2018 Equity Incentive Plan which expired March 2024; includes 5,493,920 shares issuable under the 2024 Equity Plan, adopted by our stockholders June 13, 2024.

(2)

This includes various issuances of options to specific individuals either as a conversion of un-paid obligations pursuant to a plan adopted by our board of directors, or as part of their agreement for services.

Sales of Unregistered Securities

The following is a report of the sales of unregistered securities in the past two years not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

During 2024, Clyra Medical sold shares of its common stock and warrants and received $2,005,000 gross proceeds from 29 accredited investors, and in exchange issued the investors 373,835 shares of its common stock and a warrant to purchase 205,670 shares of common stock at $7.50 per share.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2024, unless expressly stated otherwise, and we undertake no duty to update this information.

Results of Operations—Comparison of the years ended December 31, 2024 and 2023

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

●	Clyra Medical, which develops and sells medical products based on our technology;
●	BETI, which develops our battery technology;
●	BEST, which sells equipment based on our technology; and
●	BioLargo Canada, located in Edmonton, Alberta Canada, our primary research and development activities; and
●	Our corporate operations, which support the operating segments with legal, accounting, human resources, and other services.

Our consolidated revenue for the year ended December 31, 2024 was $17,779,000, which is a 45% increase over the same period in 2023. Services revenue increased 32% by $247,000, while revenue from product sales increased by 46%, $5,302,000. The increase in service revenues was related to additional engineering consulting service contracts. The increase in product revenues was almost entirely due to an increase in the volume of sales of private-label odor-control products, specifically the Pooph branded pet-odor product.

ONM Environmental

Our wholly-owned subsidiary ONM Environmental generates revenues through sales of our flagship product CupriDyne Clean, by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and through sales of private-label products based on our CupriDyne Clean technology.

Revenue (ONM Environmental)

ONM Environmental’s revenues for the year ended December 31, 2024, were $15,597,000, an increase of $4,157,000 or 36% from the same period in 2023. The increase in revenues was almost entirely due to an increase in the volume of sales of private label odor-control products, specifically the Pooph branded pet-odor product (which increased by $3,976,000). Because Pooph is owned and marketed by a third party, ONM Environmental has no control over the marketing and sales activity or levels of the Pooph brand. Because the brand has only been on the market for three years, it is difficult to identify trends and uncertainties in sales volumes, especially so for longer periods of time. For the interim period ending March 31, 2025, as the first quarter of 2024 remains our highest recorded revenue period from Pooph, we expect a downturn in revenue in the comparative period. A reduction of revenue from sale of Pooph will adversely impact our company-wide revenue. (See the Risk Factor above titled “A significant portion of our revenue is concentrated with one customer.”)

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM Environmental’s costs of goods increased 4% in 2024 to 53%. The increase was related to normal price fluctuations for raw materials.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s SG&A expenses were $1,357,000 in 2024, compared to $1,472,000 in 2023. We expect these expenses to remain approximately the same in 2025.

Operating Income (ONM Environmental)

ONM Environmental generated operating income of $5,920,000 in 2024, compared to an operating income of $4,335,000 in 2023. The increase in operating income is due almost entirely to an increase in the sales of its Pooph branded pet odor product. As the marketing and sales of that product is in the sole control of a third party, we have no way of determining whether these sales will decrease or increase in the current year and thus have no way to determining whether ONM Environmental will have an operating income in the current year.

BLEST (engineering division)

Revenue (BLEST)

BLEST generated $2,182,000 of revenue from third parties in 2024, compared to $770,000 in 2023, representing a 183% increase from the prior year. In addition to providing service to third party clients, BLEST provides services to BioLargo and its subsidiaries for internal BioLargo projects. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements.  The increase in third party revenue in 2024 as compared to 2023 is a result of $878,000 of revenue recognized in the second quarter of 2024 from the sale of AEC water treatment equipment. In the year ended December 31, 2024, intersegment revenues totaled $1,015,000 compared to $1,627,000 in 2023.  Intersegment revenue is primarily used to further engineer and develop our AEC PFAS treatment system and battery technology.

Cost of Goods Sold (BLEST)

BLEST’s cost of goods includes employee labor, materials, as well as subcontracted labor costs. In 2024, its cost of goods were 74% of its revenues, versus 51% in 2023.  The increase is related to increased costs on fixed fee contracts, and work attributed to the AEC water treatment equipment. We expect the cost of services to remain consistent in 2025 based on the contracts currently in progress.

Selling, General and Administrative Expense (BLEST)

BLEST's SG&A expenses were $872,000 in 2024, compared to $722,000 in 2023, due to increased head-count related expenses. We expect these expenses remain consistent in 2025 based on the contracts currently in progress.

Operating Loss (BLEST)

BLEST had an operating loss of $1,453,000 in 2024, compared to an operating loss of $1,619,000 in 2023. This operating loss is reflective of the focus at BLEST on internal BioLargo projects. While we are unable to record revenues generated from services by the engineering group to other BioLargo operating divisions for important projects such as the development of the AOS and AEC technologies, it is important to note that its net loss would be eliminated if it were selling these services to a third party at fair market value. Because the subsidiary had a net loss, we invested cash during the year to allow it to maintain operations.

Clyra Medical

Clyra Medical has not yet begun commercial sales of its Bioclynse surgical wound irrigation product and thus has not generated revenues in 2024; past revenues have been nominal. In 2024, Clyra had an operating loss totaling $3,324,000, which included $827,000 in research and development expenses.  In the same period in 2023, operating loss totaled $2,102,000, which included $335,000 in research and development expenses. The increases in costs and expenses is related to our development of Bioclynse for commercialization. Management is not yet in a position to disclose when Clyra will begin generating revenue.

BETI

BioLargo Energy Technologies, Inc., (BETI) is focused on development of our Cellinity battery, and has not generated generate revenue. In 2024, BETI had an operating loss totaling $642,000, which included $379,000 in research and development expenses.  In the same period in 2023, the operating loss totaled $1,179,000, which included $1,043,000 in research and development expenses. We do not expect BETI to generate revenue in the near future as it continues its research and development activities.

BEST

BioLargo Equipment, Sciences and Technologies, Inc. (BEST), was formed in 2024 to commercialize BioLargo's proprietary water treatment equipment, including its PFAS removal device the AEC. As the first AEC sale occurred prior to the Company's formation, and the sales cycle for advanced water treatment systems is long, BEST has not yet generated revenues. We intend future water treatment projects to be contracted through BEST. During 2024 BEST had an operating loss totaling $273,000.

Selling, General and Administrative Expense – consolidated

Our Selling, General and Administrative expense (“SG&A”) include both cash (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). Our consolidated SG&A increased by 15% ($1,244,000) in the year ended December 31, 2024, to $9,302,000. Our non-cash expenses (through the issuance of stock and stock options) were $2,479,000 in 2024, compared with $2,508,000 in 2023. Our SG&A expenses included (in thousands):

	December 31, 2024	December 31, 2023
Salaries and payroll related	$3,276	$2,746
Professional fees	944	703
Consulting	1,503	1,413
Office expense	2,186	1,853
Board of director expense	422	434
Sales and marketing	494	481
Investor relations	477	428
Total	$9,302	$8,058

The increases in salaries and payroll related is primarily due to the fair value of the stock options issued.  The increase in professional fees, consulting, office expense, sales and marketing and investor relations were due to increased company activities and revenues, including new company projects such as the liquid sodium battery. Office expense increased due to an increase in square footage of rented space and an increase in general office expenses related to expanded operations. Board of director expense was consistent with prior year activity.

Impairment Expense

During each of the years ended December 31, 2024 and 2023, management recognized $0 and $394,000, respectively, impairment of Clyra’s prepaid marketing asset (see Note 10).

Research and Development

In the year ended December 31, 2024, we spent $2,882,000 in the research and development of our technologies and products. This was an increase of 26% ($600,000) compared to 2023, due to increased activity related to development of Bioclynse, our AEC water filtration and Cellinity battery products.

Other Income and Expense

Primarily through our wholly owned Canadian subsidiary, we have been awarded more than 90 research grants over the years from various public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. The amount of grant income decreased $10,000 in the year ended December 31, 2024, to $26,000. Grant funds paid directly to third parties are not included as income in our financial statements.

Interest expense

Our interest expense for the year ended December 31, 2024, was $33,000, a decrease of 64% compared with 2023. The significant decrease in interest expense is related to reduced debt and our interest income, offsetting the interest expense.  We expect our interest expense to increase in 2025 as compared with 2024 due to increased debt obligations at Clyra Medical.

Net Loss

Net loss for the year ended December 31, 2024, was $4,347,000 a loss of $0.01 per share, compared to a net loss for the year ended December 31, 2023, of $4,648,000 a loss of $0.01 per share, a decrease in net loss of 6%. Our net loss this year declined because of the increase in gross margin related to the increase in our revenues, offset by an increase of selling, general and administrative expense.

The net income (loss) per business segment is as follows (in thousands):

	Year ended	Year ended
Net income (loss)	December 31, 2024	December 31, 2023
ONM Environmental	$5,951	$4,329
BLEST	(1,356)	(1,619)
Clyra Medical	(3,490)	(2,097)
BioLargo Canada	(504)	(713)
BETI	(642)	(1,179)
BEST	(273)	—
BioLargo corporate	(4,033)	(3,369)
Consolidated net loss	$(4,347)	$(4,648)

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. During the year ended December 31, 2024, we generated revenues of $17,779,000, had a net loss of $4,347,000, and used $3,206,000 cash in operations. At December 31, 2024, we had working capital of $4,489,000, and current assets of $7,137,000. We do not believe gross profits in the year ending December 31, 2025 will be sufficient to fund our current level of operations. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. As of December 31, 2024, our cash and cash equivalents totaled $3,548,000, and our total liabilities included $1,079,000 in debt obligations, of which $838,000 were owed by Clyra Medical. Of this remaining amount, $ 552,000 is due within one year. Therefore, we intend to continue to raise investment capital through the sale of our securities and the securities of our subsidiaries. To meet our cash obligations during the year-ended December 31, 2024, we (i) sold $260,000 of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) (see Note 3), (ii) sold $334,000 of our common stock and warrants to accredited investors (see Notes 3 and 6), (iii) sold $2,005,000, of Clyra Medical common stock (see Note 10), and (iv) sold $50,000 of BETI common stock (see Note 9). To reduce our operational cash burdens, we regularly issue officers and vendors stock or options in lieu of cash and anticipate that we will continue to be able to do so in the future.

The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to continue to rely on our agreement with Lincoln Park or other private financings, and in the long term, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of offerings of debt with equity or derivative features which include the valuation of the warrant component, any beneficial conversion feature and potential derivative treatment, and share-based payments. We base our estimates on anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

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

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2024 and 2023, approximate their respective fair values because of the short-term nature of these instruments. Such instruments include cash, accounts receivable, prepaid assets, accounts payable, line of credit, and other assets and liabilities. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2024 and 2023 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

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

Our procedures have been designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. However, our Company is continuing to grow and evolve. The volume of our product sales continues to grow, increasing strain on our accounting systems. And our operations do not yet generate enough cash to fund operations, and thus we rely on financing activities to maintain our level of operations and fund our anticipated growth. In combination, these activities put stress on our overall controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were not effective, due to the material weakness identified below.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management evaluated the effectiveness of our internal controls, and concluded that due to our limited financial and personnel resources, and the fact that we operate our business in three distinct locations in the U.S. and Canada, we continue to have a material weakness in our internal controls with respect to the closing our financial statements. Until the Company has the financial resources to implement more robust automated systems, or to hire additional dedicated accounting personnel, we expect this material weakness to continue. In reaching this conclusion, management considered that despite this weakness, and others identified in past years, the company has not identified material misstatements in prior financial statements and believes that the material weakness identified herein is not likely to lead to a material misstatement in the financial statements contained within this report.

Management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management has recognized the material weakness, nothing additionally has changed in internal controls over financial reporting in the fourth quarter or the fiscal year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024, in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”).

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

3. Exhibits. See the Exhibit Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Certificate of Amendment to Certificate of Incorporation, filed August 30, 2022	Form 10-Q	11/14/2022
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.7	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.8	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.9	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.10	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.11	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020

4.12	Warrant issued in BioLargo Unit Offerings	Form 10-Q	8/14/2020
4.13	Amendment to March 2018 $50,000 Convertible Note, dated March 1, 2021	Form 10-K	3/30/2021
4.14	Warrant issued to $50,000 Convertible Noteholder on March 1, 2020	Form 10-K	3/30/2021
4.15	Satisfaction of March 2018 $50,000 Convertible Note, dated March 6, 2023	Form 10-K	3/31/2023
10.1	BioLargo license to Clyra Medical Technologies, Inc., dated March 1, 2024	Form 10-K	4/1/2024
10.2	Clyra Medical Technologies, Inc. license to BioLargo dated March 1, 2024	Form 10-K	4/1/2024
10.3	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.4	Commercial Office Lease Agreement for Westminster California	Form 8-K	8/24/2016
10.5†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.6†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.7†	Lock-Up Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.8	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.9	Form of Employment Agreement for Engineering subsidiary employee (BLEST)	Form 8-K	9/8/2017
10.10	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.11†	Joseph L. Provenzano Employment Agreement dated May 28, 2019	Form 8-K	6/24/2019
10.12	Purchase Agreement, dated as of March 30, 2020 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	3/31/2020
10.13	Amendment dated June 30, 2020 to Consulting Agreement dated December 30, 2015 between Clyra Medical and Beach House Consulting LLC	Form 8-K	7/7/2020
10.14†	2022 Engagement Extension Agreement with CFO	Form 8-K	3/24/2022
10.15	Registration Rights Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	12/19/2022
10.16	Purchase Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	12/19/2022

10.17	Form of indemnity agreement between the Company at its officers and directors	Form 10-K	3/31/2022
10.18†	2023 Engagement Extension Agreement with CFO	Form 8-K	3/27/2023
10.19	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of Clyra Medical Series A Preferred Stock	Form 10-Q	5/17/2023
10.20	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of BioLargo Energy Technologies, Inc. common stock	Form 10-Q	5/17/2023
10.21†	2024 Engagement Extension Agreement with CFO	Form 10-Q	8/15/2024
14.1	Code of Ethics	Form 10-KSB	11/16/2004
21.1*	List of Subsidiaries of the Registrant		filed herewith
23.1*	Consent of Hacker Johnson & Smith PA		filed herewith
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.		filed herewith
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: March 31, 2025	By:	/s/ Dennis P. Calvert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert	Chairman of the Board, Chief	March 31, 2025
Dennis P. Calvert	Executive Officer and President

/s/ Charles K. Dargan II	Chief Financial Officer	March 31, 2025
Charles K. Dargan II	(principal financial officer and principal accounting officer)

/s/ Kenneth R. Code	Chief Science Officer and Director	March 31, 2025
Kenneth R. Code

/s/ Joseph L. Provenzano	Executive Vice President, Corporate	March 31, 2025
Joseph L. Provenzano	Secretary and Director

/s/ Jack B. Strommen	Director	March 31, 2025
Jack B. Strommen

/s/ Dennis E. Marshall	Director	March 31, 2025
Dennis E. Marshall

/s/ Linda Park	Director	March 31, 2025
Linda Park

/s/Christina Bray	Director	March 31, 2025
Christina Bray

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

BioLargo, Inc.

Westminster, California:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioLargo, Inc. and Subsidiaries (the "Company"), as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fair Value of Stock Options and Warrants - Critical Audit Matter Description

As more fully described in Notes 2, 5 and 10 to the consolidated financial statements, the Company issues options from both BioLargo, Inc. as well as its partially-owned subsidiary, Clyra Medical. Management uses the Black-Scholes option-pricing model to estimate the fair value of its stock options and warrants. The Black-Scholes option-pricing model involves the use of significant estimates, including the following:

-	Risk-free interest rate;
-	Expected stock price volatility;
-	Expected dividend yield; and
-	Expected life of the award.

In addition, management discounts the estimated fair value of the Clyra Medical stock options because the partially-owned subsidiary is a private company with no secondary market for its common stock. Given the significant estimates involved in estimating the fair value of stock options and warrants, the related audit effort in evaluating management’s estimates in determining the fair value of stock options and warrants was extensive and required a high degree of auditor judgment.

To the Stockholders and the Board of Directors

BioLargo, Inc.

Page Three

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding over the Company's process to estimate the fair value of stock options and warrants, including how the Company develops each of the estimates required to utilize the Black-Scholes option- pricing model. We applied the following audit procedures related to testing the Company's estimates utilized in the Black-Scholes option-pricing model:

-	We compared the Company's risk-free interest rate used to the comparable United States Treasury yield for a term comparable to the stock options' and warrants' expected term.
-

We recalculated the Company's historical stock price volatility for a term comparable to the stock options' and warrants' expected term. For Clyra Medical, we recalculated a comparable public company's historical share price volatility for a term comparable to the stock options' and warrants' expected term.

-

We performed a look-back at the Company's previously issued dividends, noting there were none. We inquired with management of the Company who informed us that no future dividends were currently anticipated.

-

We agreed the expected term of stock options and warrants granted to employees and nonemployees to the original contractual term of the option as management deems it likely they will remain outstanding for the entire original term. We further noted that this was consistent with historical options granted.

In addition, we reviewed management's analysis over the fair value of the common stock price and discount that was used on the estimated fair value of the Clyra Medical stock options and warrants. We noted that Clyra Medical is a private company and therefore its common stock is not actively traded. We reviewed both the common stock and preferred stock sales history of Clyra Medical, noting the last sales prices. Management concluded that both the illiquidity and lack of marketability warranted a discount to the estimated fair value calculated using the Black-Scholes option-pricing model. From our review of the common stock sales history of Clyra Medical, we noted that the infrequent common stock sales support management's assertions of both illiquidity and lack of marketability. We further researched published articles on valuation discounts and noted that the liquidity and lack of marketability discount used by management was within a reasonable range.

/S/ HACKER, JOHNSON & SMITH PA

Tampa, Florida

We have served as the Company's auditor since 2023.

March 31, 2025

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share data)

	DECEMBER 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,548	$3,539
Accounts receivable, net of allowance	3,168	2,612
Inventories, net of allowance	330	153
Prepaid expenses and other current assets	91	58
Total current assets	7,137	6,362

Equipment and leasehold improvements	1,742	662
Other non-current assets	95	70
Investment in South Korean joint venture	14	19
Operating lease right-of-use assets, net of amortization	992	1,092
Financing lease right-of-use asset	451	—
Clyra Medical note receivable	82	—
Total assets	$10,513	$8,205

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$946	$1,488
Clyra Medical accounts payable and accrued expenses	867	397
Clyra Medical debt obligations, net of discount $80 and $0	486	234
Debt obligations	66	66
Contract liability	—	303
Operating lease liability	105	105
Finance lease liability	88	—
Deposits	90	117
Total current liabilities	2,648	2,710

Long-term liabilities:
Debt obligations, net of current	175	289
Clyra Medical debt obligations, net of current and discount $80 and $0	352	—
Operating lease liability, net of current	922	1,004
Finance lease liability, net of current	360	—
Total long-term liabilities	1,809	1,293
Total liabilities	4,457	4,003

STOCKHOLDERS’ EQUITY:
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, no Shares Issued and Outstanding, at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.00067 Par Value, 550,000,000 Shares Authorized, 301,274,243 and 292,945,747 Shares Issued, at December 31, 2024 and December 31, 2023	202	196
Additional paid-in capital	158,332	154,023
Accumulated deficit	(149,500)	(147,098)
Accumulated other comprehensive loss	(183)	(277)
Total BioLargo Inc. and subsidiaries stockholders’ equity	8,851	6,844
Non-controlling interest (Note 9, 10, 11)	(2,795)	(2,642)
Total stockholders’ equity	6,056	4,202
Total liabilities and stockholders’ equity	$10,513	$8,205

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for per share data)

	Year ended December 31,
	2024	2023

Revenue
Product revenue	$16,762	$11,460
Service revenue	1,017	770
Total revenue	17,779	12,230

Cost of revenue
Cost of goods sold	(9,065)	(5,681)
Cost of service	(861)	(395)
Total cost of revenue	(9,926)	(6,076)

Gross profit	7,853	6,154

Operating expenses:
Selling, general and administrative expenses	9,302	8,058
Research and development	2,882	2,282
Impairment expense	—	394
Total operating expenses	12,184	10,734
Operating loss	(4,331)	(4,580)

Other income (expense):
PPP forgiveness	97	—
Finance fee	(106)	—
Grant income	26	36
Tax credit expense	—	(13)
Interest expense	(33)	(91)
Total other expense	(16)	(68)

Net loss	(4,347)	(4,648)
Net loss attributable to noncontrolling interest	(1,945)	(1,144)
Net loss attributable to common stockholders	$(2,402)	$(3,504)

Net loss per share attributable to common stockholders:
Loss per share attributable to stockholders – basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding:	298,122,239	285,956,852

Comprehensive loss attributable to common stockholders
Net loss	$(4,347)	$(4,648)
Foreign currency translation adjustment	94	(128)
Comprehensive loss	(4,253)	(4,776)

Comprehensive loss attributable to noncontrolling interest	(1,945)	(1,144)
Comprehensive loss attributable to stockholders	$(2,308)	$(3,632)

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands, except for share data)

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Accumulated	comprehensive	controlling	stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity

Balance, December 31, 2022	278,462,706	$186	$148,435	$(143,594)	$(149)	$(2,867)	$2,011
Stock for cash	12,003,517	8	2,145	—	—	—	2,153
Issuance of stock for services	1,951,541	2	382	—	—	—	384
Stock Share Exchange - VB	527,983	—	—	—	—	—	—
Warrant Interest	—	—	30	—	—	—	30
Stock option compensation expense	—	—	1,864	—	—	—	1,864
Stock option compensation expense Clyra	—	—	260	—	—	—	260
Clyra stock option exercise	—	—	3	—	—	—	3
Clyra preferred stock offering	—	—	—	—	—	1,575	1,575
Clyra unit offering	—	—	—	—	—	35	35
Clyra dividend Series A Preferred stock	—	—	—	—	—	(242)	(242)
BETI sales of stock	—	—	—	—	—	905	905
Noncontrolling interest allocation	—	—	904	—	—	(904)	—
Net loss for the period	—	—	—	(3,504)	—	(1,144)	(4,648)
Foreign translation adjustment	—	—	—	—	(128)	—	(128)
Balance, December 31, 2023	292,945,747	$196	$154,023	$(147,098)	$(277)	$(2,642)	$4,202
Stock for cash, net offering costs of $85	2,614,895	2	592	—	—	—	594
Issuance of stock for services	1,107,594	1	283	—	—	—	284
Issuance of common stock in exchange for BETI shares	378,788	—	—	—	—	—	—
Warrant exercise	3,278,337	3	753	—	—	—	756
Stock option compensation expense	—	—	1,535	—	—	—	1,535
Stock option exercise	948,882	—	153	—	—	—	153
Stock option compensation expense Clyra	—	—	—	—	—	528	528
Stock for service Clyra	—	—	—	—	—	132	132
Clyra dividend Series A Preferred stock	—	—	—	—	—	(345)	(345)
Clyra warrant exercise	—	—	—	—	—	30	30
Clyra warrant fee	—	—	—	—	—	106	106
Clyra unit offering	—	—	—	—	—	2,005	2,005
Clyra conversion of note payable and interest	—	—	—	—	—	119	119
Warrants issued with Clyra note payable	—	—	—	—	—	160	160
BETI sales of stock	—	—	—	—	—	50	50
Noncontrolling interest allocation	—	—	993	—	—	(993)	—
Net loss	—	—	—	(2,402)	—	(1,945)	(4,347)
Foreign translation adjustment	—	—	—	—	94	—	94
Balance, December 31, 2024	301,274,243	$202	$158,332	$(149,500)	$(183)	$(2,795)	$6,056

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for per share data)

	YEARS DECEMBER 31,
	2024	2023
Cash flows from operating activities
Net loss	$(4,347)	$(4,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	2,063	2,124
Common stock issued for services	416	384
Impairment expense	—	394
Inventory reserve	—	54
Operating lease right-of-use assets amortization	100	169
Lease liabilities, net	(82)	(155)
Interest expense related to amortization of the discount on note payable	—	3
Fair value of warrants issued for a fee and interest	106	30
Loss on investment in South Korean joint venture	5	14
PPP forgiveness	(97)	—
Depreciation expense	155	103
Bad debt expense	13	85
Changes in assets and liabilities:
Accounts receivable	(569)	(1,633)
Inventories	(177)	(89)
Prepaid expenses and other assets	(58)	116
Accounts payable and accrued expenses	(542)	548
Deposits	(27)	(67)
Clyra accounts payable and accrued expenses	138	(83)
Contract liabilities	(303)	286
Net cash used in operating activities	(3,206)	(2,365)
Cash flows from investing activities
Equipment purchases	(1,235)	(478)
Clyra note receivable	(82)	—
Net cash used in investing activities	(1,317)	(478)
Cash flows from financing activities
Proceeds from sale of common stock	594	2,153
Proceeds from BioLargo stock option exercise	153	—
Proceeds from BioLargo warrant exercise	756	—
(Repayments) proceeds from debt obligations, net	(14)	65
Repayment by Clyra Medical on inventory line of credit	—	(27)
Proceeds from sale of preferred stock in Clyra Medical	—	1,575
Proceeds from sale of common stock in Clyra Medical	2,005	35
Proceeds from Clyra Medical stock option exercise	—	3
Proceeds from Clyra Medical warrant exercise	30	—
Proceeds from Clyra Medical note payable	864	—
Proceeds from sale of BETI common stock	50	855
Net cash provided by financing activities	4,438	4,659
Net effect of foreign currency translation	94	(128)
Net change in cash	9	1,688
Cash at beginning of year	3,539	1,851
Cash at end of year	$3,548	$3,539
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$33	$58
Income taxes	$—	$—
Short-term lease payments not included in lease liability	$49	$52
Non-cash investing and financing activities
Clyra preferred series A dividend	$345	$242
Conversion of debt into shares of BioLargo common stock	$119	$—
Fair value of warrants issued with Clyra Medical note payable	$160	$—
BioLargo debt obligations exchanged for BETI noncontrolling interest	$—	$50
Present value of new financing right of use and lease liability	$451	$394
Allocation of stock option expense within noncontrolling interest	$993	$904

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

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. During the year ended December 31, 2024, we generated revenues of $17,779,000, had a net loss of $4,347,000, and used $3,206,000 cash in operations. At December 31, 2024, we had working capital of $4,489,000, and current assets of $7,137,000. We do not believe gross profits in the year ending December 31, 2025 will be sufficient to fund our current level of operations. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. As of December 31, 2024, our cash and cash equivalents totaled $3,548,000, and our total liabilities included $1,079,000 in debt obligations, of which $838,000 were owed by Clyra Medical. Of this remaining amount, $ 552,000 is due within one year. Therefore, we intend to continue to raise investment capital through the sale of our securities and the securities of our subsidiaries. To meet our cash obligations during the year-ended December 31, 2024, we (i) sold $260,000 of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) (see Note 3), (ii) sold $334,000 of our common stock and warrants to accredited investors (see Notes 3 and 6), (iii) sold $2,005,000, of Clyra Medical common stock (see Note 10), and (iv) sold $50,000 of BETI common stock (see Note 9). To reduce our operational cash burdens, we regularly issue officers and vendors stock or options in lieu of cash and anticipate that we will continue to be able to do so in the future.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization

We are a Delaware corporation formed in 1991. We have five wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc., organized under the laws of the State of California in 2009; BioLargo Equipment Solutions & Technologies, Inc., organized under the laws of the State of California in 2022; BioLargo Canada, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 96% (see Note 9) of BioLargo Energy Technologies, Inc. ("BETI") organized under the laws of the State of California in 2019, 52% (see Note 10) of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012 and redomiciled to Delaware in 2023, and 74% (see Note 11) of BioLargo Engineering Science & Technologies, LLC (“BLEST”), organized under the laws of the State of Tennessee in 2017. We consolidate the financial statements of our partially owned subsidiaries (see Note 2, subheading “Principles of Consolidation”).

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

Our cash balances were made up of the following (in thousands):

	December 31,	December 31,
	2024	2023
BioLargo, Inc. and subsidiaries	$3,175	$3,142
Clyra Medical Technologies, Inc.	373	397
Total	$3,548	$3,539

Accounts Receivable

Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for credit losses for expected credit losses, which represents an estimate of amounts that  may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for expected credit losses. A credit loss expense for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, and the Company’s historical experience. Expected credit losses are recorded to general and administrative expenses. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of  December 31, 2024 and 2023, the allowance for expected credit losses was $97,000 and $84,000, respectively. During the years ended December 31, 2024, and 2023, the Company recorded bad debt expense totaling $13,000 and $85,000, respectively.

Allowance for Credit Losses

The Company recognizes an expected allowance for credit losses with respect to its accounts receivable. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. Accounts receivable are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible This estimate is adjusted for management's assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses. The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in earnings or an offset to credit loss expense in the year of recovery, in accordance with the entity's accounting policy election. There were no write-offs of accounts receivable during the years ending December 31, 2024 and 2023.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the years ended December 31, 2024 and 2023 there was one customer that accounted for more than 10% of consolidated revenues, as follows:

	December 31,	December 31,
	2024	2023
Customer A	77%	82%

We had one customer that accounted for more than 10% of consolidated accounts receivable at December 31, 2024 and 2023, as follows:

	December 31,	December 31,
	2024	2023
Customer A	82%	68%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. There was no allowance for obsolete inventory as of  December 31, 2024 and 2023. Inventories consisted of (in thousands):

	December 31,	December 31,
	2024	2023
Raw material	$210	$79
Finished goods	120	74
Total	$330	$153

Other Non-Current Assets

Other non-current assets consisted of (i) security deposits related to our business offices and leases, (ii) three patents acquired on  October 22, 2021, for $34,000.

	December 31,	December 31,
	2024	2023
Patents	$34	$34
Security deposits	61	36
Total	$95	$70

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

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheet and record an increase or decrease the recorded balance by our percentage ownership of the profits or losses in the joint venture. During the years ended December 31, 2024 and 2023, the joint venture incurred a loss and our 40% ownership share reduced our investment interest by $5,000 and $14,000, respectively.

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

For the year ended December 31, 2023, management determined that there was complete impairment of Clyra’s prepaid marketing asset (see Note 10).  For the year ended December 31, 2023, Clyra recorded impairment expense totaling $394,000.

Loss Per Share

We report basic and diluted loss per share (“LPS”) for common and common share equivalents. Basic LPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted LPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2024 and 2023, the denominator in the diluted LPS computation is the same as the denominator for basic LPS due to the Company’s net loss which creates an anti-dilutive effect of the warrants and stock options.  Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive as of December 31, 2024 and 2023, are as follows (in common stock equivalent shares):

	2024	2023
Stock options	64,510,448	60,047,577
Warrants	31,615,616	51,590,300

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the year reported. Actual results could differ from those estimates. Estimates are used when accounting for stock-based transactions, debt transactions, allowance for credit losses, asset depreciation and amortization, impairment expense, among others.

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

For stock and stock options issued to consultants and other non-employees for services, the Company measures and records an expense as of the earlier of the date at which either: a commitment for performance by the non-employee has been reached or the non-employee’s performance is complete. The equity instruments are measured at the current fair value, and for stock options, the instruments are measured at fair value using the Black Scholes option pricing model.

The following methodology and assumptions were used to calculate share-based compensation for the years ended December 31, 2024 and 2023:

		2024		2023
	Non Plan	2018 Plan	2024 Plan	Non Plan	2018 Plan
Risk free interest rate	3.81 - 4.34%	4.16%	3.75 - 4.58%	3.48 - 3.58%	3.48 - 4.45%
Expected volatility	95 - 117%	99%	91 - 96%	114%	102 - 114%
Expected dividend yield	—	—	—	—	—
Forfeiture rate	—	—	—	—	—
Life in years	10	10	10	10	10

Expected price volatility is the measure by which our stock price is expected to fluctuate during the expected term of an option. Expected volatility is derived from the historical daily change in the market price of our common stock, as we believe that historical volatility is the best indicator of future volatility.

The risk-free interest rate used in the Black Scholes option pricing model calculation is based on the prevailing U.S. Treasury yield as determined by the U.S. Federal Reserve. We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Warrants

Warrants issued with our convertible and non-convertible debt instruments are accounted for under the fair value and relative fair value method.

The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative and not qualify for equity treatment, then it is measured at fair value using the Black Scholes option pricing model and recorded as a liability on the consolidated balance sheets. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”).

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

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification ("ASC") 606, “Revenue from Contacts with Customers”. The guidance focuses on the core principle for revenue recognition, which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the guidance provides that an entity should apply the following steps:

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

The Company has outstanding contract liability obligations of $0 and $303,000 as of  December 31, 2024 and 2023, respectively.  The outstanding balance was recognized per the terms of the contracts. In 2024 our Canadian subsidiary had a customer deposit outstanding at  December 31, 2024 and 2023, totaling $76,000 and $113,000, that was awarded as part of a grant for a particular project that has been delayed.  ONM Environmental had a customer deposit outstanding at  December 31, 2024 and 2023, totaling $14,000 and $4,000, related to customer purchase orders not yet fulfilled.

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

Government Grants

We have been awarded multiple research grants from the private and public Canadian research programs. Income we receive directly from grants is recorded as other income. We have been awarded over 90 grants since our first in 2015. Some of the funds from these grants are given directly to third parties (such as the University of Alberta or a third-party research scientist) to support research on our technology. The grants have terms generally ranging between six and eighteen months and support a majority, but not all, of the related research budget costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. Management believes there are no unrecognized tax benefits or uncertain tax positions as of December 31, 2024 and 2023.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of December 31, 2024. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2024 and 2023 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, accounts payable, line of credit, and other assets and liabilities. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

At inception of a lease contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. We have one lease classified as finance leases. For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, management estimates the incremental borrowing rate, which currently is estimated to be 18%. Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Lease components are included in the measurement of the initial lease liability. Additional payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability. Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.  As of December 31, 2024 and 2023, the operating lease right-of-use assets totaled $992,000, and $1,092,000, respectively.  As of December 31, 2024 and 2023, the operating lease liability totaled $1,027,000 and $1,109,000, respectively, on our consolidated balance sheets related to our leases.  The finance lease is related to Clyra.  As of December 31, 2024, the finance right-of-use asset for Clyra totaled $451,000 and the finance lease liability totaled $448,000 (see Note 10).

Equipment and leasehold improvements

Equipment and leasehold improvements is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 - 10 years. Additions, renewals, and betterments that significantly extend the life of the asset are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any related gain or loss is reflected in income for the period.  Equipment and leasehold improvements as of December 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
Equipment	$1,678	$453
Leasehold improvements	526	572
Total, at cost	2,204	1,025
Less: accumulated depreciation	(462)	(363)
Total equipment and leasehold improvements, net	$1,742	$662

Noncontrolling Interest

A noncontrolling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Noncontrolling interests are required to be presented as a separate component of equity on a consolidated balance sheets. Accordingly, the presentation of net income (loss) is modified to present the income (loss) attributed to controlling and non-controlling interests. The noncontrolling interest on the Company’s consolidated balance sheets represents equity not held by the Company. In accordance with ASC 810-10-20, “Noncontrolling Interests” BioLargo consolidates three non-wholly owned subsidiaries - Clyra, BLEST and BETI. Noncontrolling interest of Clyra represents 48% and 47% as of December 31, 2024 and 2023.  Noncontrolling interest of BLEST represents 26% and 23% as of December 31, 2024 and 2023, respectively.  Noncontrolling interest of BETI represents 4% as of December 31, 2024 and 2023.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued an update that, among other things, requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, provide an amount for other segment items by reportable segment and provide all segment disclosures required on an annual basis in interim periods. Additionally, the update requires entities to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This was effective January 1, 2024, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required. BioLargo adopted this update effective December 31, 2024.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures.” ASU 2023-09 requires disclosure of specific categories in the income tax rate reconciliation and requires additional information for reconciling items that meet a quantitative threshold. The standard requires an annual disclosure of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The standard is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of the standard to have a material impact on its disclosures.

In November 2024, the FASB issued ASU 2024-03, “Expense Disaggregation Disclosures.” ASU 2024-03 requires disclosure to disaggregate prescribed expenses within relevant income statement captions. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the changes to its existing disclosures.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2024 and 2023, we sold 766,175 and 3,833,230 shares of our common stock to Lincoln Park, and received $260,000 and $995,000, respectively, in gross and net proceeds. Of the sales in the year ended December 31, 2024, all were in the first calendar quarter.

Unit Offerings

During the year ended  December 31, 2024 we sold 1,848,720 shares of our common stock and received $419,000 and $334,000 in gross and net proceeds from accredited investors. During the year ended December 31, 2023, we sold 8,170,287 share of our common stock and received $1,158,000 in gross and net proceeds.  In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares. (See Note 6, “Warrants Issued in Unit Offering”.)

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of  December 31, 2024 and 2023 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 10, “Debt Obligations of Clyra Medical”).

	December 31,

	2024	2023
Current portion of debt:
SBA Paycheck Protection Program loan	$43	$43
Vehicle loan, current portion	13	13
SBA EIDL Loan, matures July 2053, current portion	10	10
Total current portion of debt	$66	$66

Long-term debt:
Vehicle loan, matures March 2029	$41	$55
SBA Paycheck Protection Program loans, matures May 2025	—	97
SBA EIDL Loan, matures July 2053	134	137
Total long-term debt, net of current	$175	$289

Total	$241	$355

For the years ended December 31, 2024 and 2023, we recorded $66,000 and $91,000 of interest expense related to the coupon interest from our convertible notes and lines of credit.  Interest expense for the year ended December 31, 2024, was offset by $33,000 of interest income.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vehicle loan

On  February 7, 2023, we entered a loan agreement with Bank of America for the purchase of a commercial vehicle used in operations totaling $80,000, at 5.29% annual interest which matures  March 7, 2029. The loan agreement requires monthly payments of $1,000.  As of  December 31, 2024, and 2023, the balance of this loan totaled $54,000 and $68,000.

Convertible note payable, matures  March 1, 2023

On  March 6, 2023, we entered into an agreement with the holder of a $50,000 note to convert that note into common stock of BETI. As payment for interest, a warrant to purchase 200,000 shares of BioLargo common stock at $0.21 was issued to the investor, expiring five years from the grant date. (See Note 6).

SBA Program Loans

On  February 7, 2022, we received notice that the SBA had forgiven $174,000 of the ONM Environmental $217,000 Paycheck Protection Program (PPP) loan. As of  December 31, 2024, and 2023, the outstanding balance on this loan totaled $43,000.

On  May 12, 2022, we received notice that the SBA had denied the forgiveness application of BLEST’s $97,000 PPP loan. We successfully appealed that decision and on  June 28, 2024, we received notice that the SBA had forgiven the balance of the BLEST Paycheck Protection Program (PPP) loan.

In  July 2020, ONM Environmental received an Economic Injury Disaster Loan from the SBA in the amount of $150,000. The note has a 3.75% annual interest rate, requires monthly payments of $700, and matures  July 2053.  As of December 31, 2024 and 2023, the balance of this loan totaled $144,000 and $147,000.

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for Services

During the years ended December 31, 2024 and 2023, we issued 1,107,594 and 1,951,541 shares, respectively, to officers, consultants, and other third parties as payment of amounts owed for services provided to our company, and recorded an aggregate $284,000 and $384,000, respectively, in selling general and administrative expense related to these issuances.

Payment of Officer Salaries

During the year ended December 31, 2024, certain of our officers agreed to convert an aggregate $13,000 of accrued and unpaid salary into 57,666 shares of our common stock.  The unpaid salary is converted on the last day of each quarter as follows: on December 31, 2024, an officer agreed to convert $4,000 of accrued and unpaid salary into 16,579 shares of our common stock at $0.19 per share; on   September 30, 2024, an officer agreed to convert an aggregate $9,000 of accrued and unpaid salary into 41,087 shares of our common stock at $0.23 per share.  There were no shares of our common stock issued in exchange for unpaid salary during the three months ended  June 30, 2024, or  March 31, 2024.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payment of Consultant Fees

During the year ended December 31, 2024, certain of our consultants agreed to convert an aggregate $271,000 accrued and unpaid obligations to consultants and vendors into 1,049,928 shares of our common stock.  The unpaid obligations were converted on the last day of each quarter as follows: on December 31, 2024, we issued 94,126 shares of our common stock at $0.19 per share in lieu of $18,000 of accrued and unpaid obligations; on  September 30, 2024, we issued 219,816 shares of our common stock at $0.23 per share in lieu of $54,000 of accrued and unpaid obligations; on  June 30, 2024, we issued 446,989 shares of our common stock at $0.26 per share in lieu of $116,000 of accrued and unpaid obligations; on March 31, 2024, we issued 288,997 shares of our common stock at $0.35 per share in lieu of $83,000 of accrued and unpaid obligations.

During the year ended December 31, 2023, certain of our consultants agreed to convert an aggregate $336,000 accrued and unpaid obligations into 1,659,512 shares of our common stock.  The unpaid obligations were converted on the last day of each quarter as follows: on December 31, 2023, we issued 261,276 shares of our common stock at $0.17 per share; on  September 30, 2023, we issued 146,123 shares of our common stock at $0.17 per share; on  June 30, 2023, we issued 352,370 shares of our common stock at $0.18 per share; on   March 31, 2023, we issued 899,743 shares of our common stock at $0.20 per share.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Stock Option Expense

During the years ended December 31, 2024 and 2023, we recorded an aggregate $2,063,000 and $2,124,000, respectively, in selling general and administrative expense related to the granting of stock options. We issued options through our 2024 Equity Incentive Plan, 2018 Equity Incentive Plan, and outside of these plans.  Of the aggregate amount issued during the years ended December 31, 2024 and 2023, $528,000 and $260,000, respectively, were issued by our subsidiary Clyra Medical (see Note 10).

2024 Equity Incentive Plan

On  June 13, 2024, our stockholders adopted the BioLargo 2024 Equity Incentive Plan (“2024 Plan”) as a means of providing our directors, key employees, and consultants additional incentive to provide services. Both stock options and stock grants  may be made under this plan for a period of 10 years. It is set to expire on its terms on  June 13, 2034. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The number of shares available to be issued under the 2024 Plan increases automatically on  January 1 of each year by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of December 31, 2024, 40,000,000 shares are authorized under the plan, and 34,506,080 remain available for grant.

Activity for our stock options under the 2024 Plan during the nine months ended  December 31, 2024, is as follows:

	Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	—	$—
Granted	5,493,920	$0.23
Balance, December 31, 2024	5,493,920	$0.23	9.7	$—
Unvested	(1,793,184)	$0.22
Vested, December 31, 2024	3,700,736	$0.23	9.7	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.19 at December 31, 2024.

The options granted to purchase 5,493,920 shares during the year ended December 31, 2024 with an aggregate fair value of $1,121,000 were issued to board of directors, employees and consultants: (i) we issued options to purchase 2,113,286 shares of our common stock to members of our board of directors for services performed, in lieu of cash; the per share exercise price ranged between $0.19 and $0.26 and the fair value of these options totaled $397,000; (ii) we issued options to purchase 1,683,018 shares of our common stock to employees as part of employee retention plans; the per share exercise price ranged between $0.19 and $0.26 and the fair value of employee retention plan options totaled $336,000 and vest over time or based on performance metrics; (iii) we issued options to purchase 697,616 shares of our common stock to consultants in lieu of cash for expiring options and for services performed; the per share exercise price ranged between $0.24 and $0.26  the fair value of these options totaled $154,000 and (iv) we issued options to purchase 1,000,000 shares of our common stock with a per share exercise price range between $0.24 and $0.27 to our Chief Financial Officer with a fair value of $234,000 for expiring options and extension of agreements. All stock option expense is recorded on our condensed consolidated statement of operations as selling, general and administrative expense.

As of  December 31, 2024, there remains $359,000 of stock option expense to be expensed over the next four years.

Extension of Agreement with Chief Financial Officer

On  August 13, 2024, we and our Chief Financial Officer Charles K. Dargan, II agreed to extend the term of his engagement agreement dated  February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as our Chief Financial Officer. The Engagement Extension Agreement dated as  August 13, 2024 (the “Engagement Extension Agreement”) expires  January 31, 2025 (the “Extended Term”), at which time the agreement will automatically renew for subsequent one-year periods.  As the sole compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 300,000 shares of the Company’s common stock (this issuance is included in the total identified in (iv) above). The Option vests over the period of the Extended Term in monthly installments of 25,000 shares, so long as the agreement is in full force and effect. The Option is exercisable at $0.24 per share, the closing price of BioLargo’s common stock on the  August 13, 2024, grant date, expires ten years from the grant date, and was issued pursuant to the Company’s 2024 Equity Incentive Plan. The Option is Mr. Dargan’s sole compensation for the Extended Term. As was the case in all prior terms of his engagement, there is no cash component of his compensation for the Extended Term. Mr. Dargan is eligible to be reimbursed for business expenses he incurs in connection with the performance of his services as the Company’s Chief Financial Officer (although he has made no such requests for reimbursement in the past). All other provisions of the Engagement Agreement not expressly amended pursuant to the Engagement Extension Agreement remain the same, including provisions regarding indemnification and arbitration of disputes. Upon each renewal of the agreement, Mr. Dargan will be issued an option to purchase 300,000 shares, at an exercise price equal to the closing price of the Company's common stock on the prior business day, vesting over one year.

2018 Equity Incentive Plan

On June 22, 2018, our stockholders adopted the BioLargo 2018 Equity Incentive Plan (“2018 Plan”) as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be issued under this plan for a period of 10 years. It is set to expire on its terms on June 22, 2028. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The 2018 Plan closed in June 2024 with 9,343,614 shares unissued.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity for our stock options under the 2018 Plan during the years ended  December 31, 2024 and 2023, is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Price per	remaining	Intrinsic
	Outstanding	share	term	Value(1)
Balance, December 31, 2022	28,484,549	$0.19
Granted	12,623,899	$0.17
Balance, December 31, 2023	41,108,448	$0.19
Granted	1,547,938	$0.30
Exercised	(485,000)	$0.15
Balance, December 31, 2024	42,171,386	$0.19	6.7	$756,000
Non-vested	(3,334,248)	$0.22
Vested, December 31, 2024	38,837,138	$0.19	6.6	$739,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.19 at December 31, 2024.

The options granted to purchase 1,547,938 shares during the year ended  December 31, 2024 with an aggregate fair value of $418,000 were issued to board of directors, employees and consultants: (i) we issued options to purchase 267,746 shares of our common stock to members of our board of directors for services performed, in lieu of cash; the exercise price on the respective grant date was $0.35 per share and the fair value of these options totaled $85,000; (ii) we issued options to purchase 735,351 shares of our common stock to employees as part of employee retention plans or per an employment agreement; the exercise price on the respective grant date was between $0.17 and $0.35 per share and the fair value totaled $173,000 and vest over time or based on performance metrics; and (iii) we issued options to purchase 544,841 shares of our common stock to replace expiring options; the exercise price on the respective grant date was $0.35 per share and the fair value of these options totaled $160,000.  All stock option expense is recorded on our condensed consolidated statement of operations as selling, general and administrative expense.

As of December 31, 2024, there remains $554,000 of stock option expense to be expensed over the next three years.

The options granted to purchase 12,623,899 shares during the year ended December 31, 2023, with an aggregate fair value of $2,058,000 were issued to officers, board of directors, employees and consultants: (i) we issued options to purchase 560,435 shares of our common stock at an exercise price on the respective grant date ranging between $0.17 - $0.20 per share to our officers to replace options that had expired and resulted in a fair value of $151,000; (ii) we issued options to purchase 2,213,180 shares of our common stock at an exercise price on the respective grant date ranging between $0.17 – $0.20 per share to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $365,000; (iii) we issued options to purchase 4,080,138 shares of our common stock to employees as part of an employee retention plan at an exercise price on the respective date ranging between $0.17 – $0.20 per share; the fair value of employee retention plan options totaled $658,000 and will vest quarterly over four years as long as they are retained as employees; (iv) we issued options to purchase 5,470,146 shares of our common stock to consultants in lieu of cash for expiring options and per agreement totaling $884,000, and (v) we issued 300,000 options to our Chief Financial Officer with a fair value of $56,000 (see “Chief Financial Officer Contract Extension” above). All stock option expense is recorded on our consolidated statements of operations as selling, general and administrative expense.

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

Activity for our stock options under the 2007 Plan for the years ended December 31, 2024 and 2023 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Price per	remaining	intrinsic
	Outstanding	share	term	Value(1)
Balance, December 31, 2022	1,904,085	$0.56
Expired	(340,000)	0.30
Balance, December 31, 2023	1,564,085	$0.61
Expired	(406,585)	0.61
Balance, December 31, 2024	1,157,500	$0.53	1.0	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.19 at December 31, 2024.

Non-Plan Options issued

Activity of our non-plan stock options issued for the years ended December 31, 2024 and 2023 is as follows:

		Weighted	Weighted
	Non-plan	average	Average	Aggregate
	Options	price per	remaining	intrinsic
	outstanding	share	term	value(1)
Balance, December 31, 2022	19,023,829	$0.39
Granted	60,040	$0.20
Expired	(1,708,825)	$0.30
Balance, December 31, 2023	17,375,044	$0.39
Granted	85,251	$0.23
Exercised	(463,882)	$0.17
Expired	(1,308,771)	$0.46
Balance, December 31, 2024	15,687,642	$0.40	2.5	$48,000
Unvested	(218,750)	$0.44
Vested and outstanding, December 31, 2024	15,468,892	$0.39	2.4	$48,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.19 at December 31, 2024.

During the year ended December 31, 2024, we issued options to purchase an aggregate 85,251 shares of our common stock at exercise prices ranging between $0.23 and $0.26 per share to vendors for fees for services. The fair value of the options issued totaled an aggregate $18,000 and is recorded in our selling, general and administrative expense.  As of December 31, 2024, there is a total of $55,000 unvested fair value that will expense in the next 2 years.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, issued for the years ended December 31, 2024 and 2023 is as follows:

		Weighted	Weighted
		average	average	Aggregate
	Warrants	price per	Remaining	intrinsic
	outstanding	share	term	value(1)
Balance, December 31, 2022	49,023,458	$0.26
Granted	16,459,374	$0.26
Expired	(13,892,532)	$0.23
Balance, December 31, 2023	51,590,300	$0.27
Granted	4,127,516	$0.30
Exercised	(3,278,337)	$0.23
Expired	(20,823,863)	$0.24
Balance, December 31, 2024	31,615,616	$0.29	2.4	$38,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.19 at December 31, 2024.

During 2024, investors exercised warrants to purchase 3,278,337 shares of our common stock, and we received $756,000 in proceeds.

Warrants issued in Unit Offerings

During the year ended December 31, 2024, pursuant to our Unit Offerings (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 1,849,284 shares of our common stock at prices ranging between $0.23 and $0.40 per share, and five-year stock purchase warrants to purchase an aggregate 2,278,232 shares of our common stock at prices ranging between $0.19 and $0.50 per share.  The relative fair value of the warrant component of the units sold to investors totaled $230,000. The Black-Scholes model was used to calculate relative fair value, further discounted by the beneficial conversion feature and the value of the common stock component.

During the year ended December 31, 2023, pursuant to our Unit Offerings (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 8,129,687 shares of our common stock at prices at $0.23 per share, and five-year stock purchase warrants to purchase an aggregate 8,129,687 shares of our common stock at $0.29 per share.  The relative fair value of the warrant component of the units sold to investors totaled $726,000. The Black-Scholes model was used to calculate relative fair value, further discounted by the beneficial conversion feature and the value of the common stock component.

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

Fair Value – Warrants

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

	2024	2023
Risk free interest rate	4.15 - 5.38%	3.38 – 4.45%
Expected volatility	64 - 87%	56 - 95%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	.5 - 5	.5 - 5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

As of December 31, 2024, accounts payable and accrued expenses included the following (in thousands):

							Intercompany
Category	BioLargo	ONM	BLEST	BioLargo Canada	BETI	BEST	amounts	Totals
Accounts payable	$221	$511	$73	$24	$31	$—	$(34)	$826
Accrued payroll	12	68	40	—	—	—	—	120
Total								$946

As of December 31, 2023, accounts payable and accrued expenses included the following (in thousands):

							Intercompany
Category	BioLargo	ONM	BLEST	BioLargo Canada	BETI	BEST	amounts	Totals
Accounts payable	$163	$964	$34	$93	$40	$—	$(82)	$1,212
Accrued payroll	49	86	116	—	—	—	—	251
Accrued interest	25	—	—	—	—	—	—	25
Total								$1,488

See Note 10, “Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

Note 8. Provision for Income Taxes

Given our historical losses from operations, income tax obligations have been limited to the minimum franchise tax assessed by the State of California. Since 2016, we have not consolidated for tax purposes with our subsidiary Clyra Medical, as our ownership interest was less than 80%. Our subsidiary BLEST is a Tennessee limited liability company and as a pass-through entity does not pay federal taxes. However, the state of Tennessee charges franchise and excise taxes for limited liability companies, and thus BLEST will incur a nominal franchise tax and will not pay an excise tax unless and until it is profitable. The Company’s losses before income taxes consist primarily of losses from domestic operations but also included relatively nominal losses from foreign operations.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax expense (benefit) computed at the statutory federal tax rates to income taxes as reflected in the financial statements is as follows:

	2024		2023
	Amount	Rate	Amounts	Rate
Statutory U.S. federal tax rate	$(913)	(21.0%)	$(976)	(21.0%)

Permanent differences:
State and local income taxes, net of federal benefit		0.0%		0.0%
Stock compensation	433	10.0%	446	9.6%
Other	227	5.2%	(411)	(8.8%)
Valuation Allowance	253	5.8%	941	20.2%
Total	$—	0.0%	$—	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are comprised of the following (in thousands):

	2024	2023
Net operating loss carryforwards	$22,508	$22,255
Valuation allowance	(22,508)	(22,255)
Total net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses in the United States, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2024 and 2023, respectively. The Company reevaluates the positive and negative evidence at each reporting period.

At December 31, 2024, the Company had utilizable federal net operating loss carry forwards of approximately $93 million.  The federal operating losses prior to 2004 have expired. Utilization of the U.S. federal and state net operating loss may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.

The Company is subject to tax in the United States (“U.S.”) and files income tax returns in the U.S. Federal jurisdiction and several states and local jurisdictions where the Company has determined it has tax nexus. The Company is subject to U.S. Federal, state and local income tax examinations by tax authorities for periods after 2020. The Company currently is not under examination by any tax authority.

Note 9. Noncontrolling Interest – BioLargo Energy Technologies, Inc. (BETI)

BioLargo Energy Technologies, Inc. (“BETI”) was formed for the purpose of commercializing a liquid sodium battery technology. BioLargo purchased 9,000,000 shares of BETI common stock upon its formation and was initially its sole stockholder. During the year ended December 31, 2024, BETI sold 20,000 shares of its common stock and received $50,000 During the year ended December 31, 2023, BETI sold 467,000 shares of its common stock and received $1,005,000. Of that amount, $100,000 in shares were purchased by BioLargo and $50,000 related to a conversion of BioLargo debt. Each investor also entered into an agreement with BioLargo whereby the investor  may exchange some or all of its shares of BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 20 trading days prior to the election to exchange. Elections have been made during calendar year 2024.

As of  December 31, 2024, BETI had 9,487,000 issued and outstanding shares, of which BioLargo holds 9,070,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Noncontrolling Interest – Clyra Medical

As discussed in Note 2 above, we consolidate the operations of our partially owned subsidiary Clyra Medical, of which we owned 52% of its outstanding shares as of December 31, 2024.

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

Impairment of Other Asset, Prepaid Marketing

On December 30, 2015, Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen is obligated to provide consulting services to Clyra Medical related to its sales and marketing activities, in exchange for $23,000 per month for a period of four years. On June 30, 2020, at Clyra’s request, Beach House Consulting agreed to accept 3,639 shares of Clyra common stock valued at $788,000, in lieu of cash, as full prepayment of the consulting fee. The obligation to provide the consulting services is dependent on Clyra generating an average of $250,000 in monthly sales over three consecutive months, which has not been met. The value of the shares issued to Beach House totaled $788,000, and the obligation was recorded as a non-current asset on our consolidated balance sheets.

During 2023, Clyra Medical's revenue did not improve, and management determined as of December 31, 2023, to impair the remaining asset balance totaling $394,000. The impairment amount was charged to impairment expense on our consolidated statements of operations.

Debt Obligations of Clyra Medical

Promissory Notes

During the year ended December 31, 2024, Clyra issued promissory notes in the aggregate amount of $1,064,000, the funds of which were used to purchase and secured by equipment for at-scale production of its wound irrigation solution products. Of this total, $200,000 was issued to BioLargo and this eliminates during consolidation of intercompany transactions. The notes bear interest at the rate of 15% per annum, mature in two years, and require interest-only payments until maturity.

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

On December 13, 2022, Clyra and Vernal entered into an amendment of the Revolving Line of Credit Agreement whereby the maturity date of the line of credit was extended to September 30, 2024, and the payment terms were modified such that amounts of principal due in each month are capped at a maximum of 15% of the principal amount then due under the note. Additionally, BioLargo agreed to allow Vernal Bay to elect to convert, any time prior to the note’s maturity date, the 32,200 shares of Clyra common stock it received as consideration for the line of credit into shares of BioLargo common stock based on the volume weighted average price of BioLargo common stock for the 30 business days preceding the election. Vernal Bay elected to convert these shares into 527,983 shares of BioLargo common stock in January 2023. As of December 31, 2024 and 2023, the balance outstanding on this line of credit totaled $134,000. Clyra continues to make monthly interest payments.

Sale and leaseback of equipment

On December 4, 2024, Clyra entered into an agreement whereby it sold and leased back certain equipment to be used in the manufacturing of its wound irrigation solution. Clyra received $350,000 cash and a secured promissory note in the principal amount of $82,000 which bears interest at 15%, requires interest be paid monthly, and the principal balance due on December 4, 2028. The obligations of the Note are secured by the equipment pursuant to a security agreement. Concurrently, Clyra leased the equipment for a 49-month term with monthly payments totaling $600,000.  At the end of the lease term, Clyra has the option to purchase the equipment for $82,000.

Year ending,	Total
December 31, 2025	$150
December 31, 2026	150
December 31, 2027	150
December 31, 2028	150
Total minimum lease payments	600
Less imputed interest	(152)
Total financing lease payments	$448

Equity Transactions

As of December 31, 2024, Clyra had an aggregate 10,544,527 shares outstanding, of which 746,418 were Series A Preferred shares. Of that amount, BioLargo owned 5,470,921 shares, of which 165,765 were Series A Preferred shares.  As of December 31, 2023, Clyra had an aggregate 10,000,749 shares outstanding, of which 746,418 were Series A Preferred shares. Of that amount, BioLargo owned 5,322,775 shares, of which 165,765 were Series A Preferred shares.

Sales of Common Stock

During the year ended December 31, 2024, Clyra sold 373,875 shares of its common stock, from 29 accredited investors. In exchange, it received $2,005,000 in gross and net proceeds.  The fair value of these warrants issued total $163,000 and is limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the Clyra stock.

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

On July 20, 2023, BioLargo converted $96,000 owed to it by Clyra into 30,833 shares of Clyra Series A preferred common stock.

Stock Options

		Weighted	Weighted
	Clyra	average	average
	Options	price per	remaining
	Outstanding	share	term
Balance, December 31, 2022	1,583,329	$0.06
Granted	191,981	$0.01
Exercised	(296,389)	$1.97
Balance, December 31, 2023	1,478,921	$0.31
Granted	497,942	$0.85
Balance, December 31, 2024	1,976,863	$1.12	7.0
Unvested	(300,000)	$0.01
Balance, December 31, 2024	1,676,863	$1.32	6.4

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis. During the years ended December 31, 2024 and 2023, Clyra issued options to purchase 497,942 and 191,981 shares of its common stock, respectively. Each option vests upon issuance and has an expiration date 10 years from the date of grant. Of the 497,942 options granted during the year ended  December 31, 2024, the exercise price of 400,000 are $0.01 per share, 6,666 are exercisable at $1.00 and the remainder are exercisable at $4.50 per share. Of the 191,981 options granted during the year ended December 31, 2023, the exercise price of 52,700 are $0.01 per share, and the remainder are $2.71 per share.  The fair value of the options issued in the year ended December 31, 2024 and 2023 totaled $528,000 and $260,000, respectively; we used the Black-Scholes model to calculate the initial fair value, assuming a stock price on date of grant of $4.50 and $2.71 per share, respectively. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%. During the year ended December 31, 2024, we used a risk-free rate ranging between 3.95% - 4.34% compared to the year-ended December 31, 2023, we used a risk-free rate ranging between 3.48% - 4.45%, a volatility of 43% - 49% and an expected life of 10 years.

As of December 31, 2024, there remains $944,000 of stock option expense to be expensed over the next two years.

Warrants

	Clyra Warrants Outstanding	Weighted average price per share	Weighted average remaining
Balance, December 31, 2022	207,513	$3.72
Granted	542,398	$3.74
Balance, December 31, 2023	749,911	$3.74
Granted	441,336	$6.70
Exercised	(8,065)	$3.72
Balance at December 31, 2024	1,183,182	$4.84	2.6

During 2024, Clyra issued warrants to purchase an aggregate 441,336 shares.  Included as part of entering in to the Clyra promissory notes, Clyra issued warrants to purchase an aggregate 177,333 shares at $6.00 per share that expire 5 years from the issue date. The fair value of these warrants totaled $160,000 and is recorded as a discount which will be amortized to interest expense over the term of the note.  As an incentive to enter into the leaseback, Clyra issued warrants for the purchase of 58,333 shares of Clyra common stock at $6.00 per share, expiring five years after grant date.  The fair value of these warrants totaled $106,000, recorded as a financing fee in the consolidated statements of operations. Clyra sold stock for cash in a unit offering and as part of the unit offering issued warrants to purchase 205,670 shares of its common stock at $7.50 per share, expiring February 28, 2027, or August 1, 2027.

Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%. We used a risk-free rate ranging between 3.44% - 4.58%, a volatility ranging between 43% - 49% and expected lives of 3 - 5 years.

Accounts Payable and Accrued Expenses

At December 31, 2024 and 2023, Clyra had the following accounts payable and accrued expenses (in thousands):

Category	2024	2023
Accounts payable	$247	$135
Accrued payroll	30	7
Accrued dividend	590	242
Accrued interest	—	13
Total	$867	$397

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. BioLargo Engineering, Science & Technologies, LLC

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

The BLEST Compensation Committee has met regularly since the subsidiary commenced operations. In  December 2023, the committee determined that a portion of the performance metrics were met and issued additional profit interests would be vested (22.5% in the aggregate) and vested additional option interests (1,750,500 option shares in the aggregate). In  December 2024, the committee  determined that a portion of the performance metrics were met and issued additional profit interests would be vested (26.25% in the aggregate) and vested additional option interests (1,750,500 option shares in the aggregate). The vesting of option shares during the years ended  December 31, 2024 and 2023 resulted in a fair value totaling $55,000 and $17,000 and is recorded on our consolidated statements of operations as selling, general and administrative expense.

Note 12. Business Segment Information

For the years ended December 31, 2024 and 2023, BioLargo had six operating business segments, plus its corporate entity which is responsible for general corporate operations, including administrative functions, finance, human resources, marketing, legal, etc. The six operational business segments are:

1.	ONM Environmental -- which sells odor and volatile organic control products and services, located in Westminster, California;
2.	BLEST - which provides professional engineering services on a time and materials basis for outside clients and supports our internal operations as needed., located in Oak Ridge, Tennessee;
3.	Clyra Medical Technologies (“Clyra Medical”) -- which develops and sells medical products based on our technologies;
4.	BioLargo Energy Technologies, Inc. ("BETI") - which is developing our proprietary battery technology;
5.	BioLargo Equipment Solutions & Technologies ("BEST") - which sells our water treatment equipment; and
6.	BioLargo Canada (formerly named BioLargo Water) - the main hub of our scientists researching and developing our technologies, located in Edmonton, Alberta Canada.

Other than ONM Environmental, none of our operating business units have operated at a profit, and therefore each required additional cash to meet its monthly expenses, funded through sales of debt or equity, research grants, and tax credits. Clyra Medical and BETI have been funded by third party investors who invest directly in in these entities in exchange for equity ownership in that entity.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The segment information for the years December 31, 2024 and 2023, is as follows (in thousands):

	2024	2023
Revenues
ONM Environmental	$15,597	$11,440
BLEST	3,197	2,397
Clyra Medical	—	20
BioLargo Canada	72	30
Intersegment revenue	(1,087)	(1,657)
Total	$17,779	$12,230

Research and development
BioLargo corporate	$(1,173)	$(764)
ONM Environmental	—	(15)
BLEST	(1,158)	(1,256)
Clyra Medical	(827)	(335)
BETI	(379)	(1,043)
BEST	—	—
BioLargo Canada	(432)	(526)
Intersegment research and development	1,087	1,657
Total	$(2,882)	$(2,282)

Operating income (loss)
BioLargo corporate	$(4,027)	$(3,320)
ONM Environmental	5,920	4,335
BLEST	(1,453)	(1,619)
Clyra Medical	(3,324)	(2,102)
BETI	(642)	(1,179)
BEST	(273)	—
BioLargo Canada	(532)	(695)
Total	$(4,331)	$(4,580)

Depreciation expense
BioLargo corporate	$42	$34
ONM Environmental	33	21
BLEST	71	9
Clyra Medical	9	39
Total	$155	$103

Stock option expense
BioLargo corporate	$1,535	$1,864
Clyra Medical	528	260
Total	$2,063	$2,124

Interest income (expense)
BioLargo corporate	$(6)	$(49)
ONM Environmental	31	(6)
Clyra Medical	(60)	(36)
BioLargo Canada	2	—
Total	$(33)	$(91)

Net income (loss)
BioLargo corporate	$(4,033)	$(3,369)
ONM Environmental	5,951	4,329
BLEST	(1,356)	(1,619)
Clyra Medical	(3,490)	(2,097)
BETI	(642)	(1,179)
BEST	(273)	—
BioLargo Canada	(504)	(713)
Consolidated net loss	$(4,347)	$(4,648)

As of December 31, 2024	BioLargo	ONM	Clyra	BLEST	BETI	BioLargo Canada	Elimination	Total
Tangible assets	$775	$5,879	$2,147	$790	$46	$104	$(234)	$9,507
Right of use	333	—	—	659	—	—	—	992
Investment in South Korean joint venture	14	—	—	—	—	—	—	14
Total	$1,122	$5,879	$2,147	$1,449	$46	$104	$(234)	$10,513

As of December 31, 2023	BioLargo	ONM	Clyra	BLEST	BETI	BioLargo Canada	Elimination	Total
Tangible assets	$942	$4,624	$432	$1,083	4	$50	$(41)	$7,094
Right of use	394	—	—	698	—	—	—	1,092
Investment in South Korean joint venture	19	—	—	—	—	—	—	19
Total	$1,355	$4,624	$432	$1,781	$4	$50	$(41)	$8,205

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. Short-term leases less than one-year are not included in our analysis. For the years ended December 31, 2024 and 2023, rental expense was $365,000 and $316,000, respectively.  The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.

As of December 31, 2024, our weighted average remaining lease term is seven years and the total remaining operating lease payments is $1,766,000. Payments over the remaining lease terms is as follows:

Year ending	BioLargo Corp / ONM	BLEST	Total
December 31, 2025	$125	$157	$282
December 31, 2026	129	160	289
December 31, 2027	133	163	296
December 31, 2028	79	166	245
December 31, 2029	—	170	170
Thereafter	—	484	484
Total minimum lease payments	$466	$1,300	$1,766
Less imputed interest	(126)	(613)	(739)
Total operating lease liabilities	$340	$687	$1,027

Note 14.  Related Party Transactions.

Management performed an internal review and inspection and noted there are no material transactions with related parties as defined in ASC 850, except those disclosed in Note 5 Share-based compensation to officers.

Note 15. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosure.

Clyra Medical

From January 1, 2025, through March 31, 2025, Clyra Medical sold 49,168 shares of its common stock, and issued warrants to purchase an aggregate 24,587 shares of its common stock at $7.50 per share, expiring August 1, 2027, from eleven accredited investors. In exchange, it received $295,002 in gross and net proceeds.

From January 1, 2025, through March 31, 2025, Clyra Medical received $390,000, and issued promissory notes secured by equipment used in at-scale production of its wound irrigation solution products. The notes bear interest at the rate of 15% per annum, mature in two years, and require interest-only payments until maturity. Warrants allowing for the purchase of an aggregate 65,000 shares at $6.00 per share were issued to the investors, expiring December 31, 2029.