Form 10-Q
period 2025-03-31
BIOLARGO, INC.
filed 2025-05-15
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025.

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

The number of shares of the Registrant’s Common Stock outstanding as of May 14, 2025 was 302,840,771 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	March 31, 2025	December 31,
	(unaudited)	2024
Assets
Current assets:
Cash and cash equivalents	$2,564	$3,548
Accounts receivable, net of allowance	4,208	3,168
Inventories	369	330
Prepaid expenses and other current assets	77	91
Total current assets	7,218	7,137

Equipment and leasehold improvements, net	1,700	1,742
Other non-current assets	95	95
Operating lease right-of-use assets, net	965	992
Financing lease right-of-use asset, net	435	451
Clyra Medical note receivable	82	82
Investment in South Korean joint venture	16	14
Total assets	$10,511	$10,513

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,236	$946
Clyra Medical accounts payable and accrued expenses	1,042	867
Clyra Medical debt obligations, net of discount $115 and $80	746	486
Debt obligation	66	66
Operating lease liabilities	105	105
Finance lease liability	88	88
Deposits	90	90

Total current liabilities	3,373	2,648

Long-term liabilities:
Debt obligations, net of current	171	175
Clyra Medical debt obligations, net of current and discount $86 and $80	641	352
Operating lease liabilities, net of current	897	922
Finance lease liability, net of current	339	360
Total long-term liabilities	2,048	1,809
Total liabilities	5,421	4,457

STOCKHOLDERS’ EQUITY:
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, no Shares Issued and Outstanding, at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00067 Par Value, 550,000,000 Shares Authorized, 301,760,373 and 301,274,243 Shares Issued, at March 31, 2025 and December 31, 2024	202	202
Additional paid-in capital	158,265	158,332
Accumulated deficit	(150,655)	(149,500)
Accumulated other comprehensive loss	(203)	(183)
Total BioLargo Inc. and subsidiaries stockholders’ equity	7,609	8,851
Non-controlling interest (Note 8, 9, 10)	(2,519)	(2,795)
Total stockholders’ equity	5,090	6,056

Total liabilities and stockholders’ equity	$10,511	$10,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue
Product revenue	$2,803	$4,575
Service revenue	466	185
Total revenue	3,269	4,760

Cost of revenue
Cost of goods sold	(1,511)	(2,440)
Cost of service	(270)	(74)
Total cost of revenue	(1,781)	(2,514)

Gross profit	1,488	2,246

Selling, general and administrative expenses	2,559	2,225
Research and development	791	784
Total operating expenses	3,350	3,009
Operating loss:	(1,862)	(763)

Other income (expense):
Interest expense	(65)	(12)
Grant income	6	—
Total other expense	(59)	(12)
Net loss	(1,921)	(775)

Net loss attributable to noncontrolling interest	(766)	(365)
Net loss attributable to common shareholders	$(1,155)	$(410)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.004)	$(0.001)
Weighted average number of common shares outstanding:	301,274,243	294,308,798

Comprehensive loss:
Net loss	$(1,921)	$(775)
Foreign currency translation	(20)	96
Comprehensive loss	(1,941)	(679)
Comprehensive loss attributable to noncontrolling interest	(766)	(365)
Comprehensive loss attributable to common stockholders	$(1,175)	$(314)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance, December 31, 2024	301,274,243	$202	$158,332	$(149,500)	$(183)	$(2,795)	$6,056
Sale of common stock for cash, net of offering costs of $15 (unaudited)	—	—	(15)	—	—	—	(15)
Issuance of common stock for services (unaudited)	220,330	—	61	—	—	—	61
Stock option compensation expense (unaudited)	—	—	409	—	—	—	409
Stock option exercise (unaudited)	265,800	—	—	—	—	—	—
Clyra Medical stock option compensation expense (unaudited)	—	—	—	—	—	206	206
Clyra Medical stock issued for services (unaudited)	—	—	—	—	—	36	36
Clyra Medical stock unit offering (unaudited)	—	—	—	—	—	295	295
Clyra Medical dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
Clyra Medical fair value warrant issued with debt (unaudited)	—	—	—	—	—	69	69
Noncontrolling interest allocation (unaudited)	—	—	(522)	—	—	522	—
Net loss (unaudited)	—	—	—	(1,155)	—	(766)	(1,921)
Foreign currency translation (unaudited)	—	—	—	—	(20)	—	(20)
Balance, March 31, 2025 (unaudited)	301,760,373	$202	$158,265	$(150,655)	$(203)	$(2,519)	$5,090

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance, December 31, 2023	292,945,747	$196	$154,023	$(147,098)	$(277)	$(2,642)	$4,202
Sale of common stock for cash, net of offering costs of $39 (unaudited)	2,160,348	1	487	—	—	—	488
Issuance of common stock for services (unaudited)	288,997	1	82	—	—	—	83
Warrant exercise (unaudited)	406,278	—	75	—	—	—	75
Stock option compensation expense (unaudited)	—	—	429	—	—	—	429
Clyra Medical stock options issued for services (unaudited)	—	—	—	—	—	59	59
Clyra Medical stock issued for services (unaudited)	—	—	—	—	—	52	52
Clyra Medical stock unit offering (unaudited)	—	—	—	—	—	475	475
Clyra Medical dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
BETI stock offering (unaudited)	—	—	—	—	—	50	50
Noncontrolling interest allocation (unaudited)	—	—	288	—	—	(288)	—
Net loss (unaudited)	—	—	—	(410)	—	(365)	(775)
Foreign currency translation (unaudited)	—	—	—	—	96	—	96
Balance, March 31, 2024 (unaudited)	295,801,370	$198	$155,384	$(147,508)	$(181)	$(2,745)	$5,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(1,921)	$(775)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock option compensation expense	615	488
Common stock issued for services	97	135
Credit loss expense	37	—
Amortization of debt discount	28	—
Amortization of right-of-use operating lease assets	27	24
Amortization of right-of-use finance lease asset	16	(19)
Operating lease liability	(25)	—
Finance lease liability	(21)	—
(Gain) loss on investment in South Korean joint venture	(2)	1
Depreciation expense	42	36
Changes in assets and liabilities:
Accounts receivable	(1,077)	139
Inventories	(39)	(98)
Prepaid expenses and other assets	14	(58)
Accounts payable and accrued expenses	290	252
Deposits	—	109
Clyra Medical accounts payable and accrued expenses	89	289
Contract liabilities	—	(42)
Net cash (used in) provided by operating activities	(1,830)	481
Cash flows from investing activities
Equipment purchases	—	(863)
Net cash used in investing activities	—	(863)
Cash flows from financing activities
Proceeds from sale of common stock, net of commissions	(15)	488
Proceeds from warrant exercise	—	75
Proceeds from sale of BETI common stock	—	50
Repayment of debt obligations	(4)	(5)
Proceeds from Clyra Medical debt obligation	590	—
Proceeds from sales of Clyra Medical common stock	295	475
Net cash provided by financing activities	866	1,083
Net effect of foreign currency translation	(20)	96
Net change in cash	(984)	797
Cash and cash equivalents at beginning of period	3,548	3,539
Cash and cash equivalents at end of period	$2,564	$4,336
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$37	$12
Income taxes	$—	$—
Short-term lease payments not included in lease liabilities	$12	$12
Non-cash investing and financing activities
Allocation of noncontrolling interest	$(522)	$399
Fair value of Clyra Medical warrants issued as debt discount	$69	$—
Clyra Medical dividend Series A Preferred stock	$86	$86

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

Organization

We are a Delaware corporation formed in 1991, and have five wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc., organized under the laws of the State of California in 2009; BioLargo Equipment Solutions & Technologies, Inc., organized under the laws of the State of California in 2022; BioLargo Canada, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 52% (see Note 8) of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012 and redomiciled to Delaware in 2023; 74% (see Note 9) of BioLargo Engineering Science and Technologies, LLC (“BLEST"), organized under the laws of the State of Tennessee in 2017; and 96% (see Note 10) of BioLargo Energy Technologies, Inc. ("BETI") organized under the laws of the State of California in 2019. We consolidate the financial statements of our partially owned subsidiaries.

Liquidity / Going Concern

For the three months ended March 31, 2025, we generated revenues of $3,269,000 and had a net loss of $1,921,000.  As of  March 31, 2025, we had current assets of $7,218,000, of which $2,564,000 was cash and cash equivalents.  For the three months ended March 31, 2025, we used $1,830,000 net cash used in operating activities. Our cash decreased $984,000 from December 31, 2024, and we had an increase of $1,077,000 in accounts receivable.  As of March 31, 2025, we had current liabilities of $3,373,000, and working capital of $3,845,000. We and our partially owned subsidiaries continue to sell securities to ensure available working capital. We do not believe gross profits in the year ending December 31, 2025 will be sufficient to fund our current level of operations. We have been, and anticipate that we will continue to be, limited in terms of our capital resources, and expect to continue to need further investment capital to fund our business plans and investments in our new technologies. During the three months ended March 31, 2025, we and our subsidiaries received $885,000 from financing activities, including sales of stock and the issuance of note payables. The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to (i) continue to increase revenues, generate cash from operations, and/or generate cash from financing activities, (ii) convert assets such as our $4,208,000 in accounts receivable into cash; or, (iii) if necessary, reduce ongoing cash obligations by curtailing portions of our operations. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended  December 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on  March 31, 2025. The results of operations for the three months ended  March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any future period.

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

As of March 31, 2025, and December 31, 2024, our cash balances were made up of the following (in thousands):

	March 31, 2025	December 31, 2024
BioLargo, Inc. and subsidiaries	$2,345	$3,175
Clyra Medical Technologies, Inc.	219	373
Total	$2,564	$3,548

Accounts Receivable

Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for expected credit losses. A credit loss expense to the expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, and the Company’s historical experience. Credit loss expense is recorded to general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers.  As of March 31, 2025, and December 31, 2024, the expected credit losses was $134,000 and $97,000, respectively.

Allowance for Credit Losses

The Company recognizes an expected allowance for credit losses with respect to its accounts receivable. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. Accounts receivable are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible This estimate is adjusted for management's assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses. The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in earnings or an offset to credit loss expense in the year of recovery, in accordance with the entity's accounting policy election. There were no write-offs of accounts receivable during the three months ending  March 31, 2025 and 2024.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the three months ended March 31, 2025 and 2024, the following customer accounted for more than 10% of consolidated revenues:

	Three Months Ended March 31,
	2025	2024
Customer A	79%	88%

At March 31, 2025 and  December 31, 2024, one customer accounted for more than 10% of consolidated accounts receivable:

	March 31, 2025	December 31, 2024
Customer A	88%	82%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. There was no allowance for obsolete inventory as of  March 31, 2025, and December 31, 2024  Inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw material	$229	$210
Finished goods	$140	120
Total	$369	$330

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Non-Current Assets

Other non-current assets consisted of (i) security deposits related to our business offices, (ii) three patents acquired on  October 22, 2021, for $34,000.

	March 31, 2025	December 31, 2024
Patents	$34	$34
Security deposits	61	61
Total	$95	$95

Equity Method of Accounting

On March 20, 2020, we invested $100,000 into a South Korean entity (Odin Co. Ltd., “Odin”) pursuant to a Joint Venture agreement we had entered into with BKT Co. Ltd. and its U.S. based subsidiary, Tomorrow Water. We received a 40% non-dilutive equity interest, and BKT and Tomorrow Water each received 30% equity interests for an aggregate $150,000 investment.

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we recognized the investment on our condensed consolidated balance sheets and record an increase or decrease of the recorded balance by our percentage ownership of the profits or losses in the joint venture. The joint venture has incurred a loss since inception and our 40% ownership share reduced our investment interest. For the three months ended March 31, 2025, the increase of our investment interest totaled $2,000 compared to a reduction of $1,000 in the same period in 2024.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized.  The impairment loss is measured based on the fair value of the asset.  Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operations. There were no impairment losses related to intangible assets during the three months ended March 31, 2025 or 2024.

Loss Per Share

We report basic and diluted loss per share (“LPS”) for common and common share equivalents. Basic LPS is computed by dividing reported losses by the weighted average shares outstanding. Diluted LPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and three months ended March 31, 2025 and 2024, the denominator in the diluted LPS computation is the same as the denominator for basic LPS due to the Company’s net loss which creates an anti-dilutive effect of the warrants and stock options.  As of  March 31, 2025 and 2024 the vested stock options available to be exercised totaled 60,481,550 and 55,238,910.  As of March 31, 2025 and 2024 the vested warrants available to be exercised totaled 31,299,112 and 53,802,444.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for stock-based transactions, debt transactions, derivative liabilities, expected credit losses, asset depreciation and amortization, impairment expense, among others.

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

The following methodology and assumptions were used to calculate share-based compensation for the three months ended March 31, 2025 and 2024:

	2025		2024
	Non Plan	2024 Plan	Non Plan	2018 Plan
Risk free interest rate	4.23%	4.23 - 4.58%	—%	4.16%
Expected volatility	91%	91%	—%	99 - 102%
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Life in years	10	10	—	10

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

Our Canadian subsidiary had a grant deposit outstanding at March 31, 2025 and December 31, 2024, totaling $76,000.  These were awarded as part of a grant for a particular project that has been delayed. ONM Environmental had a customer deposit outstanding at  March 31, 2025 and December 31, 2024, totaling $14,000 related to customer purchase orders not yet fulfilled.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. Management believes there are no unrecognized tax benefits or uncertain tax positions as of March 31, 2025 and December 31, 2024.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of March 31, 2025 and December 31, 2024. Accordingly, a 100% valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments as of March 31, 2025 and December 31, 2024 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, accounts payable, and debt obligation. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Leases

At inception of a lease contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. We have one lease classified as finance leases. For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, management estimates the incremental borrowing rate, which currently is estimated to be 18%. Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Lease components are included in the measurement of the initial lease liability. Additional payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability. Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.  As of  March 31, 2025 and December 31, 2024, the operating right-of-use assets totaled $965,000, and $992,000, respectively.  As of  March 31, 2025 and December 31, 2024, the operating lease liability totaled $1,002,000 and $1,027,000, respectively, on our condensed consolidated balance sheets related to our operating leases. The finance lease is related to Clyra.  As of  March 31, 2025 and December 31, 2024, the finance right-of-use asset for Clyra totaled $435,000 and $451,000 and the finance lease liability totaled $427,000 and $448,000, respectively, on our condensed consolidated balance sheets related to our finance lease.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 - 10 years. Additions, renewals, and betterments that significantly extend the life of the asset are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any related gain or loss is reflected in income for the period.  Equipment and leasehold improvements as of  March 31, 2025 and December 31, 2024 is as follows (in thousands):

	March 31, 2025	December 31, 2024
Equipment	$1,678	$1,678
Leasehold improvements	526	526
Total, at cost	2,204	2,204
Less: accumulated depreciation	(504)	(462)
Total equipment and leasehold improvements, net	$1,700	$1,742

Noncontrolling Interest

A noncontrolling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Noncontrolling interests are required to be presented as a separate component of equity on a condensed consolidated balance sheets. Accordingly, the presentation of net loss is modified to present the loss attributed to controlling and non-controlling interests. The noncontrolling interest on the Company’s condensed consolidated balance sheets represents equity not held by the Company. In accordance with ASC 810-10-20, “Noncontrolling Interests” BioLargo consolidates three non-wholly owned subsidiaries - Clyra, BLEST and BETI. Noncontrolling interest of Clyra represents 48% as of March 31, 2025 and December 31, 2024.  Noncontrolling interest of BLEST represents 26% as of March 31, 2025 and  December 31, 2024.  Noncontrolling interest of BETI represents 4% as of March 31, 2025, and  December 31, 2024.

Recent Accounting Pronouncements

In  December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures.” ASU 2023-09 requires disclosure of specific categories in the income tax rate reconciliation and requires additional information for reconciling items that meet a quantitative threshold. The standard requires an annual disclosure of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The standard is effective for fiscal years beginning after  December 15, 2024 and early adoption is permitted. The adoption of the standard did not have a material impact on the Company's disclosures.

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

We did not sell shares of our common stock during the three months ended  March 31, 2025  During the three months ended March 31, 2024 we sold 766,175 shares of our common stock to Lincoln Park and received $260,000 in gross proceeds.

Unit Offerings

During the three months ended  March 31, 2024, we sold 1,394,173 shares of our common stock and received $267,000 gross proceeds and $228,000 net proceeds from five accredited investors.  In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares. (See Note 6, “Warrants Issued in Unit Offering”.) We did not sell shares of our common stock in Unit Offerings during the three months ended  March 31, 2025.

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of March 31, 2025 and December 31, 2024 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 8, “Debt Obligations of Clyra Medical”).

	March 31, 2025	December 31, 2024
Current portion of debt:
SBA Paycheck Protection Program loan	$43	$43
Vehicle loan, current portion	13	13
SBA EIDL Loan, matures July 2053, current portion	10	10
Total current portion of debt	$66	$66

Long-term debt:
Vehicle loan, matures March 2029	$38	$41
SBA EIDL Loan, matures July 2053	133	134
Total long-term debt, net of current	$171	$175

Total	$237	$241

For the three months ended March 31, 2025, we recorded $65,000 of interest expense related to the coupon interest from our debt obligations, net of $18,000 of interest income earned from cash balances.

For the three months ended  March 31, 2024, we recorded $12,000 of interest expense related to the coupon interest from our debt obligations.

Vehicle loan

On February 7, 2023, we entered a loan agreement with Bank of America for the purchase of a commercial vehicle used in operations totaling $80,000, at 5.29% annual interest which matures March 7, 2029. The loan agreement requires monthly payments of $1,000.  As of March 31, 2025, and December 31, 2024, the balance of this loan totals $51,000 and $54,000.

SBA Program Loans

On  February 7, 2022, we received notice that the SBA had forgiven $174,000 of the ONM Environmental $217,000 PPP loan. As of March 31, 2025, and December 31, 2024, the outstanding balance on this loan totaled $43,000.

In July 2020, ONM Environmental received an Economic Injury Disaster Loan (EIDL) from the SBA in the amount of $150,000. The note has a 3.75% annual interest rate, requires monthly payments of $700, and matures July 2053. As of March 31, 2025, and December 31, 2024, the balance of this loan totaled $143,000 and $144,000, respectively.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for Services

Payment of Officer Salaries

During the three months ended March 31, 2025, we issued 11,250 shares of our common at $0.28 per share in lieu of $3,000 of accrued and unpaid obligations to an officer.

We did not issue any shares of our common stock to officers during the three months ended  March 31, 2024

Payment of Consultant and Vendor Fees

During the three months ended  March 31, 2025, we issued 209,080 shares of our common at $0.28 per share in lieu of $58,000 of accrued and unpaid obligations to consultants and vendors.

During the three months ended  March 31, 2024 we issued 288,997 shares of our common at $0.20 per share in lieu of $83,000 of accrued and unpaid obligations to consultants and vendors.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Expense

During the three months ended March 31, 2025, we recorded an aggregate $615,000 and during the three months ended March 31, 2024, we recorded an aggregate $488,000, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2024 Equity Incentive Plan, our 2018 Equity Incentive Plan, and outside of these plans. Included in these totals is option expense related to issuances by our subsidiary, Clyra, totaling $206,000 three months ended March 31, 2025, and $59,000 in the three months ended March 31, 2024. (See Note 8.)

2024 Equity Incentive Plan

On June 13, 2024, our stockholders adopted the BioLargo 2024 Equity Incentive Plan (“2024 Plan”) as a means of providing our directors, key employees, and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 13, 2034. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The number of shares available to be issued under the 2024 Plan increases automatically on January 1 of each year by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of March 31, 2025, 42,000,000 shares are authorized under the plan, and 34,481,542 remain available for grant.

Activity for our stock options under the 2024 Plan during the three months ended March 31, 2025, is as follows:

	Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	—	$—
Granted (No shares were granted in the three months March 31, 2024)	—	$—
Balance, March 31, 2024	—	$—

Balance, December 31, 2024	5,493,920	$0.23
Granted	2,024,538	$0.28
Balance, March 31, 2025	7,518,458	$0.24	9.6	$299,000
Unvested	(2,357,787)	$0.24
Vested balance, March 31, 2025	5,160,671	$0.24	9.6	$197,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.28 at March 31, 2025.

The options granted to purchase 2,024,538 shares during the three months ended March 31, 2025 with an aggregate fair value of $491,000 were issued to board of directors, employees and consultants: (i) we issued options to purchase 334,820 shares of our common stock to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $82,000; (ii) we issued options to purchase 809,645 shares of our common stock to employees as part of employee retention plans; the fair value of employee retention plan options totaled $199,000 and vest over time or based on performance metrics; (iii) we issued options to purchase 580,073 shares of our common stock to consultants in lieu of cash for expiring options and for services performed; the fair value of these options totaled $143,000 and (iv) we issued options to purchase 300,000 shares of our common stock to our Chief Financial Officer with a fair value of $67,000 for expiring options. All stock option expense is recorded on our condensed consolidated statement of operations as selling, general and administrative expense.

As of March 31, 2025, there remains $500,000 of stock option expense to be expensed over the next four years.

Extension of Agreement with Chief Financial Officer

On  January 31, 2025, the Engagement Agreement with our Chief Financial Officer Charles K. Dargan, II automatically extended for a one-year period to expire January 31, 2026 (the “2025-26 Term”). As the sole compensation for the 2025-26 Term, Mr. Dargan was issued an option (“Option”) to purchase 300,000 shares of the Company’s common stock. The Option vests over the period of the extended term in monthly installments of 25,000 shares, so long as the agreement is in full force and effect. The Option is exercisable at $0.2536 per share, the closing price of BioLargo’s common stock on the last trading day of January 2025, expires ten years from the grant date, and was issued pursuant to the Company’s 2024 Equity Incentive Plan.

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

2018 Equity Incentive Plan

On June 22, 2018, our stockholders adopted the BioLargo 2018 Equity Incentive Plan (“2018 Plan”) as a means of providing our directors, key employees, and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 22, 2028. Our Board of Director’s Compensation Committee administers this plan.  As of June 30, 2024, the 2018 Plan closed to further stock option grants.  The 2018 Plan closed with 9,343,614 shares unissued.

Activity for our stock options under the 2018 Plan during the three months ended March 31, 2025, and 2024, is as follows:

	Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	41,108,448	$0.19
Granted	1,547,938	$0.30
Balance, March 31, 2024	42,656,386	$0.19
Unvested	(5,025,052)	$0.20
Vested Balance, March 31, 2024	37,631,334	$0.19

Balance, December 31, 2024	42,171,386	$0.19
Exercised	(566,951)	$0.16
Balance, March 31, 2025	41,604,435	$0.19	6.6	$3,823,000
Unvested	(2,942,091)	$0.22
Vested balance, March 31, 2025	38,662,344	$0.19	6.5	$3,607,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.28 at March 31, 2025

During the three months ended  March 31, 2025, an option holder elected to exercise 566,951 options using the cashless exercise option in exchange for 265,800 shares of our common stock.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2025, there remains $493,000 of stock option expense to be expensed over the next four years.

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

Activity for our stock options under the 2007 Plan for the three months ended March 31, 2025 and 2024 is as follows:

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Options Outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	1,564,085	$0.61
Expired	—	$—
Balance, March 31, 2024	1,564,085	$0.61

Balance, December 31, 2024	1,157,500	$0.53
Expired	—	$—
Balance, March 31, 2025	1,157,500	$0.53	0.8	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.28 at March 31, 2025.

Non-Plan Options

Activity of our non-plan stock options issued for the three months ended March 31, 2025 and 2024 is as follows:

	Non-plan Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	17,375,044	$0.39
Expired	(275,376)	$0.44
Balance, March 31, 2024	17,099,668	$0.39
Unvested	(1,056,177)	$0.26
Vested Balance, March 31, 2024	16,043,491	$0.40

Balance, December 31, 2024	15,687,642	$0.40
Granted	32,143	$0.28
Balance, March 31, 2025	15,719,785	$0.39	2.2	$243,000
Unvested	(218,750)	$0.44
Vested balance, March 31, 2025	15,501,035	$0.39	2.2	$243,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.28 at March 31, 2025.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2025, we issued options to purchase an aggregate 32,143 shares of our common stock at $0.28 per share to vendors for fees for services.  The fair value of the options issued totaled an aggregate $8,000 and is recorded in our selling, general and administrative expense.  As of March 31, 2025, there remains $55,000 of stock option expense to be expensed over the next one year.

During the three months ended  March 31, 2024, we did not issue options out of plan.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Warrants outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic value(1)
Balance, December 31, 2023	51,590,300	$0.27
Granted	3,218,422	$0.25
Exercised	(600,000)	$0.25
Expired	(406,278)	$0.37
Vested Balance, March 31, 2024	53,802,444	$0.26

Balance, December 31, 2024	31,615,616	$0.29
Granted	—	$-
Expired	(316,504)	$0.12
Vested Balance, March 31, 2025	31,299,112	$0.29	2.2	$708,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.28 at March 31, 2025.

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

During the three months March 31, 2024, investors exercised warrants to purchase 406,278 shares of our common stock, and we received $75,000 in proceeds.

We did not issue any warrants in conjunction with unit offerings in the three months ended  March 31, 2025.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrant Fair Value

We use the Black-Scholes option pricing model to determine the relative fair value of warrants issued in conjunction with debt instruments, common stock, and for services. With respect to debt instruments, relative fair value is amortized over the life of the warrant. The principal assumptions we used in applying the Black-Scholes model were as follows:

	2025	2024
Risk free interest rate	—%	4.04 - 5.28%
Expected volatility	—%	64 - 87%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	—	.5 - 5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

As of March 31, 2025, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	BioLargo Canada	BETI	BEST	Intercompany amounts	Totals
Accounts payable	$187	$822	$120	$27	$60	$—	$(62)	$1,154
Accrued payroll	23	55	4	—	—	—	—	82
Total								$1,236

As of December 31, 2024, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	BioLargo Canada	BETI	BEST	Intercompany amounts	Totals
Accounts payable	$221	$511	$73	$24	31	$—	$(34)	$826
Accrued payroll	12	68	40	—	—	—	—	120
Total								$946

See Note 8, “Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

Amounts owed by ONM Environmental are comprised primarily of amounts owed to trade vendors for goods or services and were not yet required to be paid as of the period end date.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Noncontrolling Interest – Clyra Medical

As discussed in Note 2 above, we consolidate the operations of our partially owned subsidiary Clyra Medical.

Debt Obligations of Clyra Medical

Secured Promissory Notes

During the three months ended March 31, 2025, Clyra issued secured promissory notes in the aggregate amount of $390,000, the funds of which were used to purchase equipment for at-scale manufacture of its products. The notes bear interest at the rate of 15% per annum, mature on December 31, 2026, require interest-only payments until maturity, and may be pre-paid at any time. Each investor received a warrant to purchase the number of Clyra common shares equal to the face amount of the note divided by six, at an exercise price of $6.00 per share, expiring December 31, 2029.  As of March 31, 2025 and December 31, 2024 the balance outstanding totals $1,254,000 and $840,000.

Convertible Promissory Notes

During the three months ended March 31, 2025, Clyra issued convertible promissory notes in the aggregate amount of $200,000. The notes bear interest at the rate of 10% per annum, mature two years after the issuance date, require interest-only payments until maturity, and may be pre-paid at any time. The notes may be converted at $6.00 per share by the holder at any time, and by Clyra upon the occurrence of certain events which have been satisfied as of May 15, 2025. Each investor received a warrant to purchase the number of Clyra common shares equal to the face amount of the note divided by six, at an exercise price of $7.50 per share, expiring August 1, 2027.  As of March 31, 2025 the balance outstanding totals $200,000.

During the three months ended March 31, 2025, Clyra issued three-year warrants as part of the debt obligations to purchase 98,333 shares of Clyra common stock at an exercise price of $6.00 and $7.50 per share.  The fair value of these warrants issued totaled $69,000 and is recorded as a debt discount and will be amortized to interest expense over the term of the debt obligation. The Black-Scholes model is used to calculate the initial fair value, during the three months ended March 31, 2025 and 2024, we used a stock price on the date of grant of $4.50 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

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

As of March 31, 2025 and December 31, 2024 the balance outstanding on this line of credit totals $134,000.  The interest rate on this line of credit is 15%.

Equity Transactions

As of March 31, 2025, Clyra had 10,599,694 shares issued and outstanding, of which 746,418 were Series A Preferred shares.  As of December 31, 2024, Clyra had 10,544,527 shares issued and outstanding, of which 746,418 were Series A Preferred shares. As of March 31, 2025, and December 31, 2024, of the outstanding amount, BioLargo owned 5,322,775, common shares and 165,765 Series A Preferred shares.

BioLargo Conversion of Intercompany Balances

In June 2024, BioLargo converted $741,000 owed to it by Clyra into 148,156 shares of Clyra common stock.

Sales of Common Stock

During the three months ended March 31, 2025, Clyra sold 49,167 shares of its common stock, and issued 24,584 warrants to purchase shares of its common stock at $7.50 per share, expiring  February 28, 2027, from five accredited investors. In exchange, it received $295,000 in gross proceeds.  The relative fair value of these warrants totaled $38,000.

On  March 31, 2025, Clyra issued 6,000 shares in lieu of cash totaling $36,000, to a vendor for services performed and issued a warrant to purchase 3,000 shares of its common stock at $6.00 per share, expiring 5 years from the grant date. The relative fair value of these warrants totaled $5,000.

During the three months ended  March 31, 2024, Clyra sold 95,000 shares of its common stock, and issued warrants to purchase 47,500 shares of its common stock at $7.50 per share, expiring  February 28, 2027, from five accredited investors. In exchange, it received $475,000 in gross proceeds.  The relative fair value of these warrants totaled $57,000.

Sales of Series A Preferred Stock

In an offering that closed in October 2023, Clyra sold 746,618 shares of its Series A Preferred Stock, and in exchange received $1,800,000 in gross and net proceeds. Purchasers of the Series A Preferred Stock also received a 3-year warrant to purchase the same number of additional shares of common stock for $3.72 per share. The fair value of the warrants issued totaled $524,000. Shares of Series A Preferred Stock earn a dividend of 15% each year, compounding annually; the company is under no obligation to pay such dividends in cash, and such dividends automatically convert to common stock upon conversion of the Series A Preferred Stock to common stock. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock and automatically convert upon the completion of a public offering of shares in which at least $5,000,000 of gross proceeds is received by the company. Accrued dividends  may be converted to common stock at a conversion rate of $3.10 per share.  As of March 31, 2025 and December 31, 2024, the Preferred Series A accrued and unpaid dividend totaled $676,000 and $590,000, respectively. Each investor also entered into an agreement with BioLargo whereby the investor  may exchange some or all of its Series A Preferred stock, plus accrued dividends, into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 30 prior trading days. Elections  may be made during the period beginning  January 1, 2025, and ending on  June 30, 2026.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Clyra Stock Options

	Clyra Options Outstanding	Weighted average price per share	Weighted average remaining life
Balance, December 31, 2023	1,478,922	$0.06
Granted	25,833	$4.05
Balance, March 31, 2024	1,504,755	$0.38
Unvested	(12,300)	$2.71
Vested Balance, March 31, 2024	1,492,455	$1.20

Balance, December 31, 2024	1,976,863	$1.00
Granted	25,332	$4.50
Balance, March 31, 2025	2,002,195	$1.04	6.8
Unvested	(250,000)	$0.01
Vested Balance, March 31, 2025	1,752,195	$1.19	6.3

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis.  The fair value of the options issued totaled $206,000 in the three months ended March 31, 2025, and $59,000 in the three months ended March 31, 2024. The Black-Scholes model is used to calculate the initial fair value, during the three months ended March 31, 2025 and 2024, we used a stock price on the date of grant of $4.50 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

	March 31, 2025	March 31, 2024
Risk free interest rate	4.45%	4.16%
Expected volatility	43%	49%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	10	10

Clyra Warrants

	Clyra Options Outstanding	Weighted average price per share	Weighted average remaining life
Balance, December 31, 2023	749,911	$3.74
Granted	47,500	$7.50
Vested Balance, March 31, 2024	797,411	$3.96

Balance, December 31, 2024	1,183,182	$4.84
Granted	125,917	$6.40
Vested Balance, March 31, 2025	1,309,099	$4.99	2.4

Accounts Payable and Accrued Expenses

At March 31, 2025, and December 31, 2024, Clyra had the following accounts payable and accrued expenses (in thousands):

Category	2025	2024
Accounts payable	$352	$247
Accrued dividend	676	590
Accrued payroll	14	30
Total	$1,042	$867

Sale and leaseback of equipment

On  December 4, 2024, Clyra entered into an agreement whereby it sold and leased back certain equipment to be used in the manufacturing of its wound irrigation solution. Clyra received $350,000 cash and a secured promissory note in the principal amount of $82,000 which bears interest at 15%, requires interest be paid monthly, and the principal balance due on  December 4, 2028. The obligations of the Note are secured by the equipment pursuant to a security agreement. At the end of the lease term, Clyra has the option to purchase the equipment for $82,000. Concurrently, Clyra leased the equipment for a 49-month term.  The remaining lease payments total $427,000.

Year ending
December 31, 2025	$112
December 31, 2026	150
December 31, 2027	150
December 31, 2028	150
Total minimum lease payments	$562
Less imputed interest	(135)
Total finance lease liabilities	$427

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. BioLargo Engineering, Science and Technologies, LLC

In  September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into a three-year office lease in the Knoxville, Tennessee area, and entered into employment agreements with six scientists and engineers. BLEST was capitalized with two classes of membership units: Class A, 100% owned by BioLargo, and Class B, held by management of BLEST, and which initially had no “profit interest,” as that term is defined in Tennessee law. Class B members were also granted options to purchase up to an aggregate 1,750,000 shares of BioLargo common stock. The profit interest and option shares are subject to a five-year vesting schedule tied to the performance of the subsidiary. As of March 31, 2025 and December 31, 2024, Class B members have earned 26% profit interest.

Note 10. BioLargo Energy Technologies, Inc.

BioLargo Energy Technologies, Inc. (“BETI”) was formed for the purpose of commercializing a proprietary liquid sodium battery technology. BioLargo purchased 9,000,000 shares of its common stock upon its formation and was initially its sole stockholder.

No shares of common stock of BETI were sold during the three months ended March 31, 2025, During the three months ended  March 31, 2024, BETI sold 20,000 shares of its common stock at $2.50 per share to one accredited investor and received $50,000 in gross proceeds.  The investor entered into an agreement with BioLargo whereby the investor  may exchange some or all of its shares of BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 20 trading days prior to the election to exchange. Elections must be made prior to December 31, 2025.

As of March 31, 2025, BETI had 9,487,000 issued and outstanding shares, of which BioLargo holds 9,070,000.

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

The segment information for the three months ended March 31, 2025, and 2024, is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue
ONM Environmental	$2,803	$4,575
BLEST	690	356
BioLargo Canada	8	—
Intersegment revenue	(232)	(171)
Total	$3,269	$4,760

Stock option expense
BioLargo corporate	$(409)	$(429)
Clyra Medical	(206)	(59)
Total	$(615)	$(488)

Depreciation expense
BioLargo corporate	$(11)	$(10)
ONM Environmental	(10)	(5)
BLEST	(17)	(19)
Clyra Medical	(4)	(2)
Total	$(42)	$(36)

Research and development expense
BioLargo corporate	$(248)	$(314)
BLEST	(244)	(352)
BETI	(60)	(80)
BioLargo Canada	(136)	(80)
Clyra Medical	(335)	(121)
Intersegment R&D	232	163
Total	$(791)	$(784)

Operating income (loss)
BioLargo corporate	$(817)	$(1,244)
ONM Environmental	956	1,798
BLEST	(378)	(445)
BETI	(94)	(155)
BEST	(58)	(66)
BioLargo Canada	(156)	(105)
Clyra Medical	(1,315)	(546)
Total	$(1,862)	$(763)

Interest income (expense)
BioLargo corporate	$3	$(3)
ONM Environmental	15	(2)
Clyra Medical	(83)	(7)
Total	$(65)	$(12)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2025	BioLargo	ONM	BLEST	CLYRA	BETI	BEST	BioLargo Canada	Elimination	Total
Tangible assets	$632	$6,163	$850	$1,546	$41	$—	$111	$(248)	$9,095
Operating lease right-of use	316	—	649	—	—	—	—	—	965
Finance lease right-of-use	—	—	—	435	—	—	—	—	435
Investment in South Korean joint venture	16	—	—	—	—	—	—	—	16
Total	$964	$6,163	$1,499	$1,981	$41	$—	$111	$(248)	$10,511

As of December 31, 2024	BioLargo	ONM	BLEST	CLYRA	BETI	BEST	BioLargo Canada	Elimination	Total
Tangible assets	$775	$5,879	$790	$1,696	$46	$—	$104	$(234)	$9,056
Operating lease right-of use	333	—	659	—	—	—	—	—	992
Finance lease right-of-use	—	—	—	451	—	—	—	—	451
Investment in South Korean joint venture	14	—	—	—	—	—	—	—	14
Total	$1,122	$5,879	$1,449	$2,147	$46	$—	$104	$(234)	$10,513

Note 12. Leases

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the condensed consolidated statement of operations and comprehensive loss on a straight-line basis over the term of the operating lease agreement. Short-term leases less than one-year are not included in our analysis. For the three months ended March 31, 2025, rental expense totaled $100,000; for the three months ended March 31, 2024, rental expense totaled $88,000.  The lease of our Westminster facility expires  August 2028.   The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.  As of March 31, 2025, the weighted average remaining lease term for our operating leases was six years and the total remaining operating lease payments is $1,002,000.

Future minimum lease payments under noncancelable leases, reconciled to the Company’s discounted operating lease liabilities are as follows:

	BioLargo
Year ending	Corp / ONM	BLEST	Total
December 31, 2025	94	118	212
December 31, 2026	129	160	289
December 31, 2027	133	163	296
December 31, 2028	79	166	245
December 31, 2029	—	170	170
Thereafter	—	484	484
Total minimum lease payments	$435	$1,261	$1,696
Less imputed interest	(111)	(583)	(694)
Total operating lease liabilities	$324	$678	$1,002

Note 13. Subsequent Events

The Company has evaluated subsequent events through the date of the filing of this Quarterly Report and report the following.

Stock Issuances

Subsequent to March 31, 2025, we issued 15,000 shares of our common stock to vendors in exchange for reduction in payables, sold 1,065,398 shares of our common stock to Lincoln Park (see Note 3), and received $232,594 in gross and net proceeds, and issued 265,800 shares pursuant to stock option exercises.

Clyra Medical - Secured Promissory Notes

Subsequent to March 31, 2025, , Clyra issued a secured promissory note in the amount of $21,000, the funds of which were used to purchase equipment for at-scale manufacture of its products. The note bears interest at the rate of 15% per annum, matures on December 31, 2026, requires interest-only payments until maturity, and may be pre-paid at any time. The investor received a warrant to purchase the number of Clyra common shares equal to the face amount of the note divided by six, at an exercise price of $6.00 per share, expiring December 31, 2029.

Clyra Medical - Convertible Promissory Notes

Subsequent to March 31, 2025, Clyra issued a convertible promissory note in the amount of $50,000. The note bears interest at the rate of 10% per annum, matures two years after the issuance date, requires interest-only payments until maturity, and may be pre-paid at any time. The note  may be converted at $6.00 per share by the holder at any time, and by Clyra upon the occurrence of certain events which have been satisfied as of May 15, 2025. The investor received a warrant to purchase the number of Clyra common shares equal to the face amount of the note divided by six, at an exercise price of $7.50 per share, expiring August 1, 2027.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2025, unless expressly stated otherwise, and we undertake no duty to update this information.

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

DESCRIPTION OF BUSINESS

Our Business - Innovator and Solution Provider

BioLargo is in the business of creating new cleantech technologies to solve tough, globally relevant problems. We invent, develop, then commercialize technologies that tackle difficult challenges in air quality, water, environmental engineering, battery energy storage, and advanced antimicrobial medical device platforms. Our model is to invent new technologies that solve specific problems, develop them and prove they work, and then commercialize them with purpose-suited subsidiaries, identify and secure the right partnerships to increase their commercial reach, or potentially sell the intellectual property.

Why do we do this work? Every member of our team – including PhD scientists, engineers, and entrepreneurs – has a passion for seeking new, never-before-seen innovations that can make life better around the world. We care about safeguarding the environment and human health for future generations. We care about making technologies that are affordable and flexible enough to be accessed around the world. And we care about being the best at what we do – creating best-in-class technologies to solve meaningful cleantech challenges.

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

●

Water treatment equipment and solutions, including our PFAS remediation system the Aqueous Electrostatic Concentrator (AEC), our water reuse and recycling technology co-developed with Garratt-Callahan called AROS, and our pharmaceutical removal and energy-efficient disinfection solution, the AOS, all sold by our subsidiary BioLargo Equipment Solutions & Technologies, Inc.;

●	Battery energy storage system solutions under the brand name CellinityTM being developed by our partially owned (96% subsidiary BioLargo Energy Technologies, Inc.;

●	Medical products based on our technologies sold by our partially owned (52%) subsidiary Clyra Medical Technologies, Inc.;

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

Odor Control (Consumer and Industrial)

ONM Environmental, Inc. ("ONM") is BioLargo’s wholly-owned subsidiary that delivers robust and comprehensive products and services to control and mitigate odor and VOCs for both consumer and industrial applications. Its flagship product – CupriDyne® Clean – is applied to odor-emitting masses such as landfills and composting facilities by misting systems, sprayers, water trucks and similar water delivery systems designed, manufactured and installed by ONM. It is also sold to third parties under private label brands, including for consumer brands such as the "Pooph pet odor eliminator".

Pooph - Consumer Private-Label Products

We sell privately labeled odor-control products based on our technologies to third parties who market and sell the products under their own brand names. The most successful thus far is the Pooph branded pet odor control product sold through national retailers including Walmart, Amazon, PetSmart, PetCo, and Chewy.com by Pooph Inc. In addition to purchasing product from us at an agreed-upon manufacturing margin, Pooph Inc. pays us six percent royalty on their sales in exchange for exclusive rights to our technology for pet odors. If Pooph sells their brand to a third party, we would receive 20% of the exit value. During the year ended December 31, 2024, revenues from sales to Pooph comprised 77% of our company-wide revenue; during the three months ended March 31, 2025, it comprised 79% of our revenue. The success of Pooph is an example of our goal to develop distribution channels that do not rely on our in-house sales and distribution infrastructure. While Pooph is by far the company’s most successful private label product, we sell other private label odor-control products and continue to pursue related business opportunities as a means of tapping into new odor control markets.

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

BLEST's board of directors includes Jeffrey Kightlinger, former CEO of the Metropolitan Water District of Southern California, Sally Gutierrez, retired career senior executive from the US Environmental Protection Agency (EPA), and Larry Dick, former Vice Chairman of the Metropolitan Water District of Southern California and board member of the Municipal Water District of Orange County. Each brings their significant and distinctive experience from decades in the water industry to BEST’s board to help the company create the necessary regulatory and industry connections that will be critical for its efforts to secure larger and more high-profile projects for its PFAS treatment and other water treatment technologies. These board members have been instrumental in efforts to raise awareness of our innovative treatment solutions within the water industry and EPA.

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

AEC, a solution for the PFAS “forever-chemicals” crisis

One of the most significant and timely innovations in our portfolio is our per- and polyfluoroalkyl substance (PFAS) water remediation system the Aqueous Electrostatic Concentrator (AEC), a novel water treatment system that removes PFAS from water at a lower operating cost while generating only a fraction of the PFAS-laden waste of the most common currently used solutions (carbon filtration, ion exchange, and reverse osmosis). PFAS are a group of man-made chemicals used for decades in the manufacture of both household and industrial goods, which have been detected in drinking water around the world. PFAS are a concern because they do not break down in the environment, can move through soil and contaminate drinking water sources, and build up (bioaccumulate) in fish, wildlife and humans. PFAS chemicals have been linked to cancer, immune disorders, liver dysfunction, and many other human health problems. Detection of unsafe levels of PFAS around the world has given rise to a number of market opportunities for treatment and remediation technologies, including in drinking water, industrial wastewater, municipal wastewater, solid waste, organic foods and more.

We have successfully validated the AEC as an effective system to selectively extract and collect PFAS chemicals from contaminated water, including performance testing that shows “non-detect” levels of removal, which meets new EPA standards. We have demonstrated more than 10,000 hours of continuous operation showing no materially significant degradation of the AEC system’s components or performance over time, and believe the costs to operate our system will be far less than that of the two primary incumbent technologies.

As a modular system, we believe the AEC is scalable to small commercial units used in smaller remediation projects for groundwater, wastewater, or landfill leachate, as well as large commercial installations of drinking water treatment facilities, and we believe that our engineering team has the experience to deliver systems to meet the needs of any sized commercial installation. In order to provide a full turn-key solution for our customers, we have developed an expanded offering whereby we can bundle a service package with each customer project that includes a membrane exchange program, the collection of PFAS, and transport and destruction of the PFAS using a novel “electrooxidation” process which our studies have shown is capable of reaching non-detect levels of PFAS after treating AEC-concentrated PFAS containing water, wastewater, or even landfill leachate (the contaminant-laden water that drains from landfills).

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

The AEC’s commercial roll-out is being executed with the help of a network of sales representative organizations whose role will be to market and sell the treatment system, related equipment, and the Company’s engineering services to municipal and industrial customers across the country. We have secured channel partner agreements with several sales representative organizations ensuring coverage for most of the continental United States. The AEC for our PFAS project in New Jersey has been built and is ready for delivery and installation, now waiting on the completion of other facilities. We believe the New Jersey project will represent a key milestone for the commercialization of the AEC, as we believe industry validation of the technology in a first municipal drinking water treatment project will play an important role in showcasing the AEC’s distinct advantages over incumbent technologies like carbon filtration and ion exchange.

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

BETI operates out of a pilot-scale battery production facility in our Oak Ridge Tennessee engineering headquarters, and is currently manufacturing and testing prototype battery cells. Preliminary internal testing has confirmed many of the technology's exceptional performance claims that make it an attractive battery technology for long duration energy storage, including the stability of the chemistry of the battery cell and the reliability of the component construction as a sealed, non-venting cell design with no self-discharging. These recent tests also helped verify the battery's ability to quickly charge and discharge at a high voltage. It has also been proven that the battery can withstand catastrophic physical insults without causing fire or explosion, one of the battery’s key features. Once prototype batteries are built and tested, and assuming such tests show the batteries have the characteristics we expect would differentiate it from other battery technologies, we will complete the design on a larger sized battery cell that would then be incorporated into battery packs and battery sizes meant for industrial facilities. Once designed, our engineers will work to develop manufacturing processes that would allow scale production to ensure costs of goods in line with market demand and conditions. We are working to obtain technology validation from an independent organization that we believe will serve as a key milestone to the more rapid advancement of our commercial efforts.

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

Clyra Medical Technologies, Inc.

Our partially owned subsidiary Clyra Medical Technologies, Inc. is a healthcare company that is developing and commercializing products based on our technologies designed to safely treat wound and skin infections and promote wound healing, while reducing the need for antibiotics. Clyra is working closely with a medical device and cosmetics manufacturer founded over 50 years ago, Keystone Industries, to manufacture its products at scale. Keystone has invested over $3 million in equipment and infrastructure in its manufacturing facilities. Clyra has invested over $2 million in molds, equipment and resources to support scale manufacturing. Clyra has recently formalized relationships with multiple wholesale distributors and sales agents, and has the infrastructure in place to support their efforts to sell Clyra’s products to the medical industry. Clyra’s management team includes Chief Medical Officer Dr. Steven J. Kavros, a twenty-year veteran of the Mayo Clinic in roles such as Director at the Rochester Mayo Clinic’s Gonda Vascular Wound Healing Center, Nick Valeriani, who enjoyed a 34-year career with Johnson and Johnson where he held numerous leadership positions in engineering, manufacturing, sales and marketing, and Linda Park of Edwards Lifesciences, where she serves as Corporate Secretary, Senior Vice President and Associate General Counsel, and as a board member of the Edwards Lifesciences Foundation.

Full Service Environmental Engineering

BioLargo Engineering, Science & Technologies, LLC (“BLEST”) offers full service environmental engineering to third parties and provides engineering support services to our internal teams to accelerate the commercialization of our technologies.

BLEST focuses its efforts in three areas:

●	providing engineering services to third-party clients as well as affiliated BioLargo entities;
●	supporting internal product development; and
●	advancing their own technical innovations such as the AEC PFAS treatment technology and the Cellinity battery energy storage system.

BLEST operates out of an engineering facility in Oak Ridge, Tennessee (a suburb of Knoxville), and employs a group of scientists and engineers, many of whom are owners of the entity (BioLargo owns 74% as of March 31, 2025 and December 31, 2024). The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. Many of the other team members are also former employees of CB&I and Shaw, with the exception of more recent staff hires. The team is highly experienced across multiple industries and we believe are considered experts in their respective fields, including: chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting, project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities. The team has decades of high-level experience in the energy industry. The engineering team has also developed an extended network of trusted engineering subcontractors that assist in serving specific client projects as needed.

BLEST engineers generate revenue through services to third party clients, as well as for internal BioLargo projects such as the AEC and battery (revenues from internal projects are eliminated in the consolidation of our financial statements and are designed “intersegment revenue”). Third party contracts include ongoing work at U.S. Air Force bases for air quality control which generate ongoing contract-based revenue of approximately $100,000 per month. Efforts to expand this work as well as with other clients are consistently ongoing.

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

Results of Operations

Our revenues decreased  31% in the three months ended March 31, 2025, as compared with the same period in 2024, primarily due to a decreased volume of sales of our pet odor control product private labeled to a third party under the brand name “Pooph”, which comprised 79%  of our consolidated revenues. Our financial statements separate revenue based on products and services. Revenues from the sale of products for the three months ended March 31, 2025, decreased 39% over the same period in 2024. Revenues from services for the three months ended March 31, 2025, increased  152% over the same period in 2024.

ONM Environmental

Our wholly-owned subsidiary ONM Environmental generates revenues through (i) sales of our flagship product CupriDyne Clean, including related design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and (ii) sales of private-label products to third parties, including the Pooph branded pet odor control product.

Revenue (ONM Environmental)

ONM Environmental’s revenues decreased  39%  (to $2,803,000) in the three months ended March 31, 2025, compared with the same period in 2024. The decrease in revenues was almost entirely due to a decrease in the volume of sales of our pet odor product private labeled to a third party under the brand name "Pooph". Because the Pooph brand is owned and marketed by a third party, ONM Environmental has no control over its marketing and sales activity. Because the brand has only been on the market for three years, it is difficult to identify trends and uncertainties in sales volumes, especially so for longer periods of time. For the three months ending June 30, 2025, we expect a decrease in ONM Environmental's revenues as compared with the same period in 2024.

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM Environmental’s costs of goods for the three months ended March 31, 2025, were 54% an increase of 1%, compared to the same period in 2024. The increase in cost of goods is consistent with the Pooph-branded product volume.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s selling, general and administrative expenses ("SG&A") decreased 1% during the three months ended March 31, 2025, as compared with the same period in 2024.  ONM Environmental's selling, general and administrative expenses are expected to remain consistent.

Operating Income (ONM Environmental)

ONM Environmental generated operating income of $956,000 in the three months ended March 31, 2025, compared to operating income of $1,798,000 for the three months ended March 31, 2024. The operating income for both periods was entirely dependent on the sale of Pooph branded products.

BLEST (engineering)

Revenue (BLEST)

Our engineering segment's (BLEST's) revenues increased 152% (to $466,000), in the three months ended March 31, 2025, as compared with the same period in 2024. The increase in revenue in the three months ended March 31, 2025, is related to the new contracts to provide air quality control compliance services to additional U.S. Air Force bases, increasing its ongoing contract-based revenue to approximately $100,000 per month. These ongoing contracts are expected to continue provide a monthly base revenue, in addition to regular work for other clients.

In addition to providing services to third party clients, BLEST provides services for internal BioLargo projects. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements. In the three months ended March 31, 2025, intersegment revenue for BLEST totaled $224,000 and for the three months ended March 31, 2024, intersegment revenue for BLEST totaled $171,000.

Cost of Revenues (BLEST)

BLEST’s cost of revenues includes employee labor, subcontracted costs and material costs. In the three months ended March 31, 2025, costs were 58% of revenues, versus 40% in the same period in 2024. The increase is related to increased costs on fixed fee contracts, compared to product sales attributed to the AEC project in Lake Stockholm New Jersey.

Selling, General and Administrative Expense (BLEST)

BLEST’s SG&A expenses were $330,000, in the three months ended March 31, 2025, compared to $203,000, in the three months ended March 31, 2024, the increase is due to additional employees. In June and July 2024, BLEST hired four additional full-time employees.

Operating Loss (BLEST)

BLEST incurred an operating loss of $378,000 in the three months ended March 31, 2025, compared to an operating loss of $445,000 in the three months ended March 31, 2024. This operating loss is reflective of the focus at BLEST on advancing internal BioLargo projects such as the Cellinity battery and AEC water treatment system. Our consolidated financial statements eliminate intersegment revenues. The decrease in operating loss was due to an increase in third party-revenues.  Because BLEST had an operating loss, we invested cash during the quarter to maintain operations.

Clyra Medical

Clyra Medical has not yet begun commercial sales of its products and thus did not generate revenues in the three months ended March 31, 2025 or 2024. Historical revenues have been nominal. In the three months ended March 31, 2025, it incurred total costs and expenses of $1,315,000, which included $335,000 in research and development expenses.  In the same period in 2024, total costs and expenses were $545,000, which included $121,000 in research and development expenses. The increases in costs and expenses is primarily related stock option expense recorded as selling, general and administrative expenses and product development costs. Management is not yet in a position to disclose when it believes Clyra will begin generating revenue.

BETI

BioLargo Energy Technologies, Inc. (BETI) is developing our Cellinity battery, and has not generated generate revenue. For the three months ended March 31, 2025, it incurred total costs and expenses of $94,000, which included $60,000 in research and development expenses.  In the same period in 2024, total costs and expenses were $155,000, which included $80,000 in research and development expenses. We do not expect BETI to generate revenue in the near future as it continues its research and development activities.

BEST

BioLargo Equipment, Sciences and Technologies, Inc. (BEST) was formed in 2024 to commercialize BioLargo's proprietary water treatment equipment, including its PFAS removal device the AEC. As the first AEC sale occurred prior to the Company's formation, and the sales cycle for advanced water treatment systems is long, BEST has not yet generated revenues. We intend future water treatment projects to be contracted through BEST. During the three months ended March 31, 2025 and 2024 BEST incurred $58,000 and $66,000 in total expenses primarily related to sales and marketing activities.

Selling, General and Administrative Expense – consolidated

Our SG&A expenses include both cash (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). For the three months ended March 31, 2025 consolidated SG&A increased 15% (to $2,559,000). The largest components of our SG&A expenses included (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Salaries and payroll related	$1,054	$705
Professional fees	202	278
Consulting	402	479
Office expense	601	446
Sales and marketing	176	99
Investor relations	42	129
Board of director expense	82	89
Total Selling, General & Administrative	$2,559	$2,225

In the three months ended March 31, 2025, our non-cash expenses from the issuance of stock and stock options totaled $712,000 compared to $623,000 for the three and nine months ended March 31, 2024. This increased due to stock option issuances for previously issued stock options that expired during the three months ended March 31, 2025.  The majority of this stock option expense is recorded in Consulting expense. Salaries and payroll related expense increased due to the addition of new employees; companywide, there are 44 full time employees. Professional fees decreased due less corporate activity related to new subsidiaries, private securities offerings for BioLargo and Clyra, and other organizational needs that required professionals. Investor relation expense decreased due to fewer trade show and investor events.

Research and Development

In the three months ended March 31, 2025, we spent $791,000 in the research and development of our technologies and products, of which $335,000 was through Clyra Medical. This was an increase of 1% and compared to the three months ended March 31, 2024. The increase is primarily due to work related preparing for (i) the commercialization of medical products, to (ii) the battery project, and (iii) the AEC. As these products mature, we expect the level of research and development to continue.

Interest expense

Our interest expense for the three months ended March 31, 2025, was $65,000 compared to interest expense of $12,000 in the three months ended March 31, 2024.  The increase of interest expense is related to the Clyra Medical note payables related to capital expenditures.

Other Income and Expense

For three months ended March 31, 2025 and 2024, we had $6,000 and $0 of grant income.  Grant income is primarily generated through our wholly owned Canadian subsidiary. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. Grant funds paid directly to third parties are not included as income in our financial statements.

Net Loss

Net loss for the three months ended March 31, 2025, was $1,921,000 a loss of $ (0.004) per share, compared to a net loss for the three months ended March 31, 2024, of $775,000, a loss of $ (0.001) per share.  Our net loss for the three ended March 31, 2025, increased because of the decrease in revenue.

The net income (loss) per business segment is as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
BioLargo corporate	$(815)	(1,247)
ONM	971	1,796
Clyra Medical	(1,398)	(553)
BLEST	(377)	(445)
BETI	(94)	(155)
BEST	(58)	(66)
BioLargo Canada	(150)	(105)
Net loss	$(1,921)	(775)

Clyra’s net loss in due primarily to the expense associated with  its efforts to launch products and build infrastructure to support sales activities.

Liquidity and Capital Resources

For the three months ended March 31, 2025, we generated revenues of $3,269,000 and had a net loss of $1,921,000. As of March 31, 2025, we had current assets of $7,218,000, of which $2,564,000 was cash and cash equivalents.  For the three months ended March 31, 2025, we used $1,830,000 net cash used in operating activities. Our cash decreased $984,000 from December 31, 2024, and we had an increase of $1,077,000 in accounts receivable.  As of March 31, 2025, we had current liabilities of $3,373,000, and working capital of $3,845,000. We and our partially owned subsidiaries continue to sell securities to ensure available working capital. We do not believe gross profits in the year ending December 31, 2025 will be sufficient to fund our current level of operations. We have been, and anticipate that we will continue to be, limited in terms of our capital resources, and expect to continue to need further investment capital to fund our business plans and investments in our new technologies. During the three months ended March 31, 2025, we and our subsidiaries received $885,000 from financing activities, including sales of stock and the issuance of note payables. The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to (i) continue to increase revenues, generate cash from operations, and/or generate cash from financing activities, (ii) convert assets such as our $4,208,000 in accounts receivable into cash; or, (iii) if necessary, reduce ongoing cash obligations by curtailing portions of our operations. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Our significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements are described in (i) in Part I, Item 1 of this Form 10-Q, Note 2, “Summary of Significant Accounting Policies” and (ii) in the Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, in the Notes to Consolidated Financial Statements in Part II, Item 8, and “Critical Accounting Policies and Estimates” in Part II, Item 7. There have been no material changes to the Company’s critical accounting policies and estimates since the filing of its Form 10-K.

Item 4.         Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended – the “Exchange Act”) as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.          Other Information

None.

Item 6.         Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Amended and Restated Bylaws	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Certificate of Amendment to Certificate of Incorporation, filed August 30, 2022	Form 10-Q	11/14/2022
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	2024 Equity Incentive Plan	Form POS AM	4/18/2025

4.6	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.7	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.8	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.9	Warrant issued in BioLargo Unit Offerings (through January 16, 2024)	Form 10-Q	8/14/2020
10.1	BioLargo license to Clyra Medical Technologies, Inc., dated March 1, 2024	Form 10-K	April 1, 2024
10.2	Clyra Medical Technologies, Inc. license to BioLargo dated March 1, 2024	Form 10-K	April 1, 2024
10.3	Form of indemnity agreement between the Company at its officers and directors	Form 10-K	3/31/2023
10.4	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.5†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.6†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.7	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.8	Form of Employment Agreement for Engineering Subsidiary	Form 8-K	9/8/2017
10.9	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.10†	Employment Agreement with Joseph L. Provenzano dated May 28, 2019	Form 8-K	6/24/2019
10.11	Purchase Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	12/19/2022
10.12	Registration Rights Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	12/19/2022
10.13†	2023 Engagement Extension Agreement with CFO	Form 8-K	3/27/2023
10.14	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of Clyra Medical Series A Preferred Stock	Form 10-Q	5/17/2023

10.15	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of BioLargo Energy Technologies, Inc. common stock	Form 10-Q	5/17/2023
10.16†	2024 Engagement Extension Agreement with CFO	Form 10-Q	8/15/2024
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350		filed herewith
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2025	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: May 15, 2025	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer