Form 10-Q
period 2025-06-30
BIOLARGO, INC.
filed 2025-08-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025.

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

The number of shares of the Registrant’s Common Stock outstanding as of August 12, 2025 was 308,989,058 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	June 30, 2025	December 31,
	(unaudited)	2024
Assets
Current assets:
Cash and cash equivalents	$3,471	$3,548
Accounts receivable, net of allowances	1,735	3,168
Note receivable	3,486	—
Inventories	444	330
Prepaid expenses and other current assets	51	91
Total current assets	9,187	7,137

Equipment and leasehold improvements, net	1,664	1,742
Note receivable, net of current	86	—
Other non-current assets	102	95
Operating lease right-of-use assets, net	937	992
Financing lease right-of-use asset, net	418	451
Clyra Medical note receivable	82	82
Investment in South Korean joint venture	23	14
Total assets	$12,499	$10,513

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,430	$946
Clyra Medical accounts payable and accrued expenses	1,183	867
Clyra Medical debt obligations, net of discount $161 and $80	1,033	486
Debt obligations	83	66
Operating lease liabilities	105	105
Finance lease liability	88	88
Deposits	158	90
Total current liabilities	4,080	2,648

Long-term liabilities:
Debt obligations, net of current	199	175
Clyra Medical debt obligations, net of current and discount $94 and $80	971	352
Operating lease liabilities, net of current	872	922
Finance lease liability, net of current	317	360
Total long-term liabilities	2,359	1,809
Total liabilities	6,439	4,457

STOCKHOLDERS’ EQUITY:
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, no Shares Issued and Outstanding, at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00067 Par Value, 550,000,000 Shares Authorized, 306,752,661 and 301,274,243 Shares Issued, at June 30, 2025 and December 31, 2024	205	202
Additional paid-in capital	160,601	158,332
Accumulated deficit	(151,848)	(149,500)
Accumulated other comprehensive loss	(203)	(183)
Total BioLargo Inc. and subsidiaries stockholders’ equity	8,755	8,851
Non-controlling interest (Notes 8, 9, 10)	(2,695)	(2,795)
Total stockholders’ equity	6,060	6,056

Total liabilities and stockholders’ equity	$12,499	$10,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue
Product revenue	$2,006	$4,889	$4,809	$9,464
Service revenue	771	125	1,237	309
Total revenue	2,777	5,014	6,046	9,773

Cost of revenue
Cost of goods sold	(907)	(2,204)	(2,417)	(4,643)
Cost of service	(449)	(673)	(719)	(747)
Total cost of revenue	(1,356)	(2,877)	(3,136)	(5,390)

Gross profit	1,421	2,137	2,910	4,383

Selling, general and administrative expenses	2,688	2,404	5,250	4,629
Research and development	535	623	1,324	1,407
Total operating expenses	3,223	3,027	6,574	6,036
Operating loss:	(1,802)	(890)	(3,664)	(1,653)

Other income (expense):
Interest expense	(80)	(2)	(145)	(14)
PPP loan forgiveness	—	97	—	97
Grant income	—	15	6	15
Total other expense	(80)	110	(139)	98
Net loss	(1,882)	(780)	(3,803)	(1,555)

Net loss attributable to noncontrolling interest	(690)	(339)	(1,456)	(704)
Net loss attributable to common shareholders	$(1,192)	$(441)	$(2,347)	$(851)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.004)	$(0.001)	$(0.008)	$(0.003)
Weighted average number of common shares outstanding:	303,196,989	296,436,219	302,240,928	295,372,509

Comprehensive loss:
Net loss	$(1,882)	$(780)	$(3,803)	$(1,555)
Foreign currency translation	—	(61)	(20)	35
Comprehensive loss	(1,882)	(841)	(3,823)	(1,520)
Comprehensive loss attributable to noncontrolling interest	(690)	(339)	(1,456)	(704)
Comprehensive loss attributable to common stockholders	$(1,192)	$(502)	$(2,367)	$(816)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance, December 31, 2024	301,274,243	$202	$158,332	$(149,500)	$(183)	$(2,795)	$6,056
Sale of common stock for cash, net of offering costs of $15 (unaudited)	—	—	(15)	—	—	—	(15)
Issuance of common stock for services (unaudited)	220,330	—	61	—	—	—	61
Stock option compensation expense (unaudited)	—	—	409	—	—	—	409
Stock option exercise (unaudited)	265,800	—	—	—	—	—	—
Clyra Medical stock option compensation expense (unaudited)	—	—	—	—	—	206	206
Clyra Medical stock issued for services (unaudited)	—	—	—	—	—	36	36
Clyra Medical stock unit offering (unaudited)	—	—	—	—	—	295	295
Clyra Medical dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
Clyra Medical fair value warrant issued with debt (unaudited)	—	—	—	—	—	69	69
Noncontrolling interest allocation (unaudited)	—	—	(522)	—	—	522	—
Net loss (unaudited)	—	—	—	(1,155)	—	(766)	(1,921)
Foreign currency translation (unaudited)	—	—	—	—	(20)	—	(20)
Balance, March 31, 2025 (unaudited)	301,760,373	$202	$158,265	$(150,655)	$(203)	$(2,519)	$5,090
Sale of common stock for cash, net of offering costs of $15 (unaudited)	4,077,285	3	805	—	—	—	808
Issuance of common stock for services (unaudited)	915,003	—	212	—	—	—	212
Stock option compensation expense (unaudited)	—	—	292	—	—	—	292
Clyra Medical stock option compensation expense (unaudited)	—	—	—	—	—	200	200
Clyra Medical stock issued for services (unaudited)	—	—	—	—	—	24	24
Clyra Medical dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
Clyra Medical fair value warrant issued with debt (unaudited)	—	—	—	—	—	93	93
Clyra Medical Unit Warrant offering (unaudited)	—	—	—	—	—	1,309	1,309
Noncontrolling interest allocation (unaudited)	—	—	1,027	—	—	(1,027)	—
Net loss (unaudited)	—	—	—	(1,193)	—	(689)	(1,882)
Balance, June 30, 2025 (unaudited)	306,752,661	$205	$160,601	$(151,848)	$(203)	$(2,695)	$6,060

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance, December 31, 2023	292,945,747	$196	$154,023	$(147,098)	$(277)	$(2,642)	$4,202
Sale of stock for cash, net of offering costs of $39 (unaudited)	2,160,348	1	487	—	—	—	488
Issuance of stock for services (unaudited)	288,997	1	82	—	—	—	83
Warrant exercise (unaudited)	406,278	—	75	—	—	—	75
Stock option compensation expense (unaudited)	—	—	429	—	—	—	429
Stock option compensation expense Clyra (unaudited)	—	—	—	—	—	59	59
Stock for service Clyra (unaudited)	—	—	—	—	—	52	52
Clyra stock unit offering (unaudited)	—	—	—	—	—	475	475
Clyra dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
BETI stock offering (unaudited)	—	—	—	—	—	50	50
Noncontrolling interest allocation (unaudited)	—	—	288	—	—	(288)	—
Net loss (unaudited)	—	—	—	(410)	—	(365)	(775)
Foreign currency translation (unaudited)	—	—	—	—	96	—	96
Balance, March 31, 2024 (unaudited)	295,801,370	$198	$155,384	$(147,508)	$(181)	$(2,745)	$5,148
Sale of stock for cash, net offering costs of $16 (unaudited)	454,547	1	135	—	—	—	136
Issuance of stock for services (unaudited)	446,989	—	116	—	—	—	116
Issuance of stock in exchange for BETI shares (unaudited)	378,788	—	—	—	—	—	—
Warrant exercise (unaudited)	561,470	1	140	—	—	—	141
Stock option exercise (unaudited)	497,024	—	85	—	—	—	85
Stock option compensation expense (unaudited)	—	—	476	—	—	—	476
Stock option compensation expense Clyra (unaudited)	—	—	—	—	—	63	63
Stock for service Clyra (unaudited)	—	—	—	—	—	14	14
Clyra sales of Series A Preferred stock (unaudited)	—	—	—	—	—	640	640
Clyra dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
Noncontrolling interest allocation (unaudited)	—	—	(2,565)	—	—	2,565	—
Net loss (unaudited)	—	—	—	(441)	—	(339)	(780)
Foreign currency translation (unaudited)	—	—	—	—	(61)	—	(61)
Balance, June 30, 2024 (unaudited)	298,140,188	$200	$153,771	$(147,949)	$(242)	$112	$5,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(3,803)	$(1,555)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock option compensation expense	1,107	1,027
Common stock issued for services	333	265
Bad debt expense	37	9
PPP loan forgiveness	—	(97)
Amortization of debt discount	67	—
Amortization of right-of-use operating lease assets	55	48
Amortization of right-of-use finance lease asset	33	—
Operating lease liabilities	(50)	(39)
Finance lease liability	(43)	—
(Gain) loss on investment in South Korean joint venture	(9)	1
Depreciation expense	78	72
Changes in assets and liabilities:
Accounts receivable	(2,368)	499
Inventories	(114)	(23)
Prepaid expenses and other assets	33	(7)
Accounts payable and accrued expenses	484	14
Deposits	68	(36)
Clyra Medical accounts payable and accrued expenses	144	370
Contract liabilities	—	(218)
Net cash (used in) provided by operating activities	(3,948)	330
Cash flows from investing activities
Equipment purchases	—	(1,221)
Proceeds from note receivable	192	—
Net cash provided by (used in) investing activities	192	(1,221)
Cash flows from financing activities
Proceeds from sale of common stock, net of commissions	793	624
Proceeds from note payable	50	—
Proceeds from warrant exercise	—	216
Proceeds from option exercise	—	85
Proceeds from sale of BETI common stock	—	50
Repayment of debt obligations	(9)	(8)
Proceeds from Clyra Medical debt obligations	1,261	—
Proceeds from Clyra unit warrant offering	1,309	—
Proceeds from sales of Clyra Medical common stock	295	1,115
Net cash provided by financing activities	3,699	2,082
Net effect of foreign currency translation	(20)	35
Net change in cash	(77)	1,226
Cash and cash equivalents at beginning of period	3,548	3,539
Cash and cash equivalents at end of period	$3,471	$4,765
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$37	$14
Income taxes	$—	$5
Short-term lease payments not included in lease liabilities	$12	$25
Non-cash investing and financing activities
Conversion of accounts receivable to a note receivable	$3,764	$—
Conversion of BETI common stock to BioLargo common stock	$—	$50
Allocation of noncontrolling interest	$504	$(2,166)
Fair value of Clyra Medical warrants issued as debt discount	$162	$—
Clyra Medical dividend Series A Preferred stock	$172	$172

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

Organization

We are a Delaware corporation formed in 1991, and have five wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc., organized under the laws of the State of California in 2009; BioLargo Equipment Solutions & Technologies, Inc., organized under the laws of the State of California in 2022; BioLargo Canada, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 50% (see Note 8) of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012 and redomiciled to Delaware in 2023; 74% (see Note 9) of BioLargo Engineering Science and Technologies, LLC (“BLEST"), organized under the laws of the State of Tennessee in 2017; and 96% (see Note 10) of BioLargo Energy Technologies, Inc. ("BETI") organized under the laws of the State of California in 2019. We consolidate the financial statements of our partially owned subsidiaries.

Liquidity / Going Concern

For the six months ended June 30, 2025, we generated revenues of $6,046,000, had a net loss of $3,803,000, used $3,948,000 net cash in operating activities, and received $3,699,000 net cash from financing activities. As of  June 30, 2025, we had current assets of $9,187,000, including $3,471,000 cash and cash equivalents.  As of June 30, 2025, we had current liabilities of $4,080,000, and working capital of $5,107,000. We do not believe gross profits in the year ending December 31, 2025, will be sufficient to fund our current level of operations for the reminder of the year, and therefore expect we will continue to be limited in terms of our capital resources, and therefore expect to continue to need further investment capital to fund our business plans and investments in our new technologies. The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to (i) increase revenues, generate cash from operations, and/or generate cash from financing activities, or (ii) convert assets such as our $1,735,000 in accounts receivable and $3,572,000 note receivable into cash. If we are unable to raise additional cash through gross profits or financing activities, management may choose to curtail portions of our operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended  December 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2025. The results of operations for the three and six months ended  June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any future period.

Foreign Currency

The Company has designated the functional currency of BioLargo Canada, Inc., our Canadian subsidiary, to be the Canadian dollar. Therefore, translation gains and losses resulting from differences in exchange rates are recorded in accumulated other comprehensive loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. Substantially all cash equivalents are held in short-term money market accounts at one of the largest financial institutions in the United States. From time to time, our cash account balances are greater than the Federal Deposit Insurance Corporation insurance limit of $250,000 per owner per bank, and during such times, we are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the financial institution. We do not anticipate non-performance by our condensed consolidated financial institution.

As of June 30, 2025, and December 31, 2024, our cash balances were made up of the following (in thousands):

	June 30, 2025	December 31, 2024
BioLargo, Inc. and subsidiaries	$2,413	$3,175
Clyra Medical Technologies, Inc.	1,058	373
Total	$3,471	$3,548

Accounts Receivable

Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for expected credit losses. A credit loss expense to the expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, and the Company’s historical experience. Credit loss expense is recorded to general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers.  As of June 30, 2025, and December 31, 2024, the expected credit losses were $134,000 and $97,000, respectively. See also the subsection in this Note 2 below titled "Note Receivable" for additional information regarding the transfer of accounts receivable to note receivable.

Allowance for Credit Losses

The Company recognizes an expected allowance for credit losses with respect to its note and accounts receivable. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. Accounts receivable are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible This estimate is adjusted for management's assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses. The Company writes off receivables when there is information that indicates the customer is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in earnings or an offset to note and credit loss expense in the year of recovery, in accordance with the entity's accounting policy election. There were no write-offs of note and accounts receivable during the three and six months ended June 30, 2025 and 2024.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the three and six months ended June 30, 2025 and 2024, the following customer accounted for more than 10% of consolidated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	57%	70%	69%	78%

At June 30, 2025 and  December 31, 2024, one customer accounted for more than 10% of consolidated accounts receivable (see Note 7):

	June 30, 2025	December 31, 2024
Customer A	28%	82%

See the subsection below titled "Note Receivable" for additional information regarding the reduction in accounts receivable from Customer A as of June 30, 2025, compared with December 31, 2024.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. There was no allowance for obsolete inventory as of  June 30, 2025, and December 31, 2024  Inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw material	$271	$210
Finished goods	173	120
Total	$444	$330

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note Receivable

On June 6, 2025, we entered into an agreement whereby Ikigai Holdings, LLC and Pooph Inc. (ONM Environmental's largest customer, identified as "Customer A" in the tables in the subsection above titled "Credit Concentration") agreed to convert $3,764,000 in accounts receivable into a note receivable and make principal payments plus interest at 10% through July 3, 2026. As of June 30, 2025, the amount due totaled $3,572,000, and is on our condensed consolidated balance sheets as a "note receivable". As of the date of this filing, the note receivable payments are current and there is no allowance for credit loss recorded.

Other Non-Current Assets

Other non-current assets consisted of (i) security deposits related to our business offices, (ii) three patents acquired on  October 22, 2021, for $34,000.

	June 30, 2025	December 31, 2024
Patents	$34	$34
Security deposits	61	61
Interest receivable	7	—
Total	$102	$95

Equity Method of Accounting

On March 20, 2020, we invested $100,000 into a South Korean entity (Odin Co. Ltd., “Odin”) pursuant to a Joint Venture agreement we had entered into with BKT Co. Ltd. and its U.S. based subsidiary, Tomorrow Water. We received a 40% non-dilutive equity interest, and BKT and Tomorrow Water each received 30% equity interests for an aggregate $150,000 investment.

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we recognized the investment on our condensed consolidated balance sheets and record an increase or decrease of the recorded balance by our percentage ownership of the profits or losses in the joint venture. For the three and six months ended June 30, 2025, the increase of our investment interest totaled $7,000 and $9,000, compared to a reduction of our investment totaling $1,000 in the same periods in 2024.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized.  The impairment loss is measured based on the fair value of the asset.  Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operations. There were no impairment losses related to intangible assets during the three and six months ended June 30, 2025 and 2024.

Loss Per Share

We report basic and diluted loss per share (“LPS”) for common and common share equivalents. Basic LPS is computed by dividing reported losses by the weighted average shares outstanding. Diluted LPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and six months ended June 30, 2025 and 2024, the denominator in the diluted LPS computation is the same as the denominator for basic LPS due to the Company’s net loss which creates an anti-dilutive effect of the warrants and stock options.  As of  June 30, 2025 the vested stock options available to be exercised totaled 60,653,962 and the vested warrants available to be exercised totaled 29,727,446.

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

The following methodology and assumptions were used to calculate share-based compensation for the six months ended June 30, 2025 and 2024:

	2025		2024
	Non Plan	2024 Plan	Non Plan	2018 Plan	2024 Plan
Risk free interest rate	4.23%	4.23 - 4.58%	4.34%	4.16%	3.75 - 4.58%
Expected volatility	91%	90 - 91%	96%	99%	91 - 96%
Expected dividend yield	—	—	—	—	—
Forfeiture rate	—	—	—	—	—
Life in years	10	10	10	10	10

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

Warrants

Warrants issued with our convertible and non-convertible debt instruments are accounted for under the fair value and relative fair value method. The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative and not qualify for equity treatment, then it is measured at fair value using the Black Scholes Option pricing model and recorded as a liability on the condensed consolidated balance sheets. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”). If the warrant is determined to not have derivative features, it is recorded into equity at its fair value using the Black Scholes Option pricing model, however, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the convertible note. Convertible debt instruments are recorded at fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. The warrant relative fair values are also recorded as a discount to the convertible promissory notes.

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

Our Canadian subsidiary had a grant deposit outstanding at June 30, 2025 and December 31, 2024, totaling $81,000 and $76,000.  These were awarded as part of a grant for a particular project that has been delayed. ONM Environmental had a customer deposit outstanding at  June 30, 2025 and December 31, 2024, totaling $77,000 and $14,000 related to customer purchase orders not yet fulfilled.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. Management believes there are no unrecognized tax benefits or uncertain tax positions as of June 30, 2025 and December 31, 2024.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of June 30, 2025 and December 31, 2024. Accordingly, a 100% valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments as of June 30, 2025 and December 31, 2024 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, note receivable, accounts payable, and debt obligation. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Leases

At inception of a lease contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. We have one lease classified as finance leases. For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, management estimates the incremental borrowing rate, which currently is estimated to be 18%. Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Lease components are included in the measurement of the initial lease liability. Additional payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability. Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.  As of  June 30, 2025 and December 31, 2024, the operating right-of-use assets totaled $937,000, and $992,000, respectively.  As of  June 30, 2025 and December 31, 2024, the operating lease liability totaled $977,000 and $1,027,000, respectively, on our condensed consolidated balance sheets related to our operating leases. The finance lease is related to Clyra.  As of  June 30, 2025 and December 31, 2024, the finance right-of-use asset for Clyra totaled $418,000 and $451,000 and the finance lease liability totaled $405,000 and $448,000, respectively, on our condensed consolidated balance sheets related to our finance lease.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 - 10 years. Additions, renewals, and betterments that significantly extend the life of the asset are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any related gain or loss is reflected in income for the period.  Equipment and leasehold improvements as of  June 30, 2025 and December 31, 2024 is as follows (in thousands):

	June 30, 2025	December 31, 2024
Equipment	$1,678	$1,678
Leasehold improvements	526	526
Total, at cost	2,204	2,204
Less: accumulated depreciation	(540)	(462)
Total equipment and leasehold improvements, net	$1,664	$1,742

Noncontrolling Interest

A noncontrolling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Noncontrolling interests are required to be presented as a separate component of equity on a condensed consolidated balance sheets. Accordingly, the presentation of net loss is modified to present the loss attributed to controlling and non-controlling interests. The noncontrolling interest on the Company’s condensed consolidated balance sheets represents equity not held by the Company. In accordance with ASC 810-10-20, “Noncontrolling Interests” BioLargo consolidates three non-wholly owned subsidiaries - Clyra, BLEST and BETI. Noncontrolling interest of Clyra represents 50% and 48% as of June 30, 2025 and December 31, 2024.  Noncontrolling interest of BLEST represents 26% as of June 30, 2025 and  December 31, 2024.  Noncontrolling interest of BETI represents 4% as of June 30, 2025, and  December 31, 2024.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Sale of Stock for Cash

Lincoln Park Financing

On December 13, 2022, we entered into a stock purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which Lincoln Park agreed to purchase from us at our request up to an aggregate of $10,000,000 of our common stock (subject to certain limitations) from time to time over a period of three years. The agreement allows us, at our sole discretion, to direct Lincoln Park to purchase shares of our common stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior 12 business days. There are no restrictions on future financings, rights of first refusal, participation rights, penalties, or liquidated damages other than a prohibition on entering into a “Variable Rate Transaction,” as defined in the agreement. Concurrently with the LPC Purchase Agreement, we entered into a Registration Rights Agreement, pursuant to which we filed a registration statement on Form S-1 with the SEC on December 23, 2022. This registration statement was declared effective on January 19, 2023.

During the three and six months ended  June 30, 2025 we sold 4,077,285 shares of our common stock to Lincoln Park and received $823,000 in gross and net proceeds.

During the three months ended  June 30, 2024, we did not sell any shares to Lincoln Park. During the six months ended  June 30, 2024, we sold 766,175 shares of our common stock to Lincoln Park and received $260,000 in gross and net proceeds.

Unit Offerings

During the three months ended  June 30, 2024, we sold 454,547 shares of our common stock and received $152,000 gross proceeds and $136,000 net proceeds from two accredited investors. During the six months ended  June 30, 2024, we sold 1,848,720 shares of our common stock and received $419,000 in gross and $364,000 in net proceeds from seven accredited investors.  In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares. (See Note 6, “Warrants Issued in Unit Offering”.)  We did not sell shares of our common stock in Unit Offerings during the six months ended June 30, 2025.

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of June 30, 2025 and December 31, 2024 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 8, “Debt Obligations of Clyra Medical”).

	June 30, 2025	December 31, 2024
Current portion of debt:
SBA Paycheck Protection Program loan	$43	$43
Vehicle loan, current portion	13	13
Term loan, current portion	17	—
SBA EIDL Loan, current portion	10	10
Total current portion of debt	$83	$66

Long-term debt:
Vehicle loan, matures March 2029	$36	$41
Term loan, matures April 2028	32	—
SBA EIDL Loan, matures July 2053	131	134
Total long-term debt, net of current	$199	$175

Total	$282	$241

For the three and six months ended June 30, 2025, we recorded $80,000 and $145,000 of interest expense related to the coupon interest from our debt obligations, net of $36,000 and $53,000 of interest income earned from cash balances.

For the three and six months ended  June 30, 2024, we recorded $2,000 and $14,000 of interest expense related to the coupon interest from our debt obligations, net of $4,000 and $6,000 of interest income earned from cash balances.

Vehicle loan

On February 7, 2023, we entered a loan agreement with Bank of America for the purchase of a commercial vehicle used in operations totaling $80,000, at 5.29% annual interest which matures March 7, 2029. The loan agreement requires monthly payments of $1,000.  As of June 30, 2025, and December 31, 2024, the balance of this loan totals $49,000 and $54,000.

Term Loan

On  April 5, 2025, we entered a term loan agreement with American Express for working capital in the principal amount of $50,000, at 7.98% annual interest, and which matures April 10, 2028.  The term loan agreement requires monthly payments totaling $2,000. As of June 30, 2025, the balance of this loan totals $49,000.

SBA Program Loans

On  February 7, 2022, we received notice that the SBA had forgiven $174,000 of the ONM Environmental $217,000 PPP loan. As of June 30, 2025, and December 31, 2024, the outstanding balance on this loan totaled $43,000.

In July 2020, ONM Environmental received an Economic Injury Disaster Loan (EIDL) from the SBA in the amount of $150,000. The note has a 3.75% annual interest rate, requires monthly payments of $700, and matures July 2053. As of June 30, 2025, and December 31, 2024, the balance of this loan totaled $141,000 and $144,000, respectively.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for Services

Payment of Officer Salaries

On  June 30, 2025, we issued 350,751 shares of our common at $0.21 per share in lieu of $70,000 of accrued and unpaid obligations to two officers.  On March 31, 2025, we issued 11,250 shares of our common at $0.28 per share in lieu of $3,000 of accrued and unpaid obligations to an officer.

No shares were issued to officers as payment of salary during the three or six months ended  June 30, 2024.

Payment of Consultant and Vendor Fees

During the three months ended  June 30, 2025, we issued 564,252 shares of our common at $0.21 per share in lieu of $143,000 of accrued and unpaid obligations to consultants and vendors.  During the three months ended  March 31, 2025, we issued 209,080 shares of our common at $0.28 per share in lieu of $58,000 of accrued and unpaid obligations to consultants and vendors.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Expense

During the three and six months ended June 30, 2025, we recorded an aggregate $492,000 and $1,107,000, and during the three and six months ended June 30, 2024, we recorded an aggregate $539,000, and $1,027,000, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2024 Equity Incentive Plan, our 2018 Equity Incentive Plan, and outside of these plans. Included in these totals is option expense related to issuances by our subsidiary, Clyra Medical, totaling $200,000 and $406,000 in the three and six months ended June 30, 2025, and $63,000 and $122,000 in the three and six months ended June 30, 2024. (See Note 8.)

2024 Equity Incentive Plan

On June 13, 2024, our stockholders adopted the BioLargo 2024 Equity Incentive Plan (“2024 Plan”) as a means of providing our directors, key employees, and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 13, 2034. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The number of shares available to be issued under the 2024 Plan increases automatically on January 1 of each year by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of June 30, 2025, 42,000,000 shares are authorized under the plan, and 32,715,733 remain available for grant.

Activity for our stock options under the 2024 Plan during the six months ended June 30, 2025, and 2024, is as follows:

	Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	—	$—
Granted	1,829,757	$0.26
Balance, June 30, 2024	1,829,757	$0.26
Unvested	(423,868)	$0.26
Vested Balance, June 30, 2024	1,405,889	$0.26

Balance, December 31, 2024	5,493,920	$0.23
Granted	3,790,347	$0.24
Balance, June 30, 2025	9,284,267	$0.23	9.5	$29,000
Unvested	(2,770,232)	$0.23
Vested balance, June 30, 2025	6,514,035	$0.24	9.5	$29,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.21 at June 30, 2025.

The options granted to purchase 3,790,347 shares during the six months ended June 30, 2025 with an aggregate fair value of $816,000 were issued to board of directors, employees and consultants: (i) we issued options to purchase 822,571 shares of our common stock to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $172,000; (ii) we issued options to purchase 1,159,573 shares of our common stock to employees as part of employee retention plans; the fair value of employee retention plan options totaled $249,000 and vest over time or based on performance metrics; (iii) we issued options to purchase 1,508,203 shares of our common stock to consultants in lieu of cash for expiring options and for services performed; the fair value of these options totaled $328,000 and (iv) we issued options to purchase 300,000 shares of our common stock to our Chief Financial Officer with a fair value of $67,000 for expiring options. All stock option expense is recorded on our condensed consolidated statement of operations as selling, general and administrative expense.

As of June 30, 2025, there remains $438,000 of stock option expense to be expensed over the next four years.

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

On  August 13, 2024, we and our Chief Financial Officer Charles K. Dargan, II agreed to extend the term of his engagement agreement dated  February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as our Chief Financial Officer. The Engagement Extension Agreement dated as  August 13, 2024 (the “Engagement Extension Agreement”) expired  January 31, 2025 (the “Extended Term”), at which time the agreement will automatically renew for subsequent one-year periods.

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

Activity for our stock options under the 2018 Plan during the six months ended June 30, 2025, and 2024, is as follows:

	Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	41,108,448	$0.19
Granted	1,547,938	$0.30
Exercised	(497,024)	$0.15
Balance, June 30, 2024	42,159,362	$0.19
Unvested	(4,087,382)	$0.22
Vested Balance, June 30, 2024	38,071,980	$0.19

Balance, December 31, 2024	42,171,386	$0.19
Exercised	(566,951)	$0.16
Balance, June 30, 2025	41,604,435	$0.19	6.3	$1,165,000
Unvested	(2,281,725)	$0.23
Vested balance, June 30, 2025	39,322,710	$0.19	6.3	$1,127,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.21 at June 30, 2025

During the six months ended June 30, 2025, an option holder elected to exercise 566,951 options using the cashless exercise option in exchange for 265,800 shares of our common stock.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2025, there remains $435,000 of stock option expense to be expensed over the next four years.

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

Activity for our stock options under the 2007 Plan for the six months ended June 30, 2025 and 2024 is as follows:

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Options Outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	1,564,085	$0.61
Expired	(844,085)	$0.61
Balance, June 30, 2024	720,000	$0.60

Balance, December 31, 2024	1,157,500	$0.53
Expired	(477,500)	$0.42
Balance, June 30, 2025	680,000	$0.61	1.0	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.21 at June 30, 2025.

Non-Plan Options

Activity of our non-plan stock options issued for the six months ended June 30, 2025 and 2024 is as follows:

	Non-plan Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	17,375,044	$0.39
Granted	15,686	$0.26
Expired	(528,071)	$0.17
Exercised	(463,882)	$0.54
Balance, June 30, 2024	16,398,777	$0.40
Unvested	(437,500)	$0.45
Vested Balance, June 30, 2024	15,961,277	$0.39

Balance, December 31, 2024	15,687,642	$0.40
Granted	32,143	$0.28
Expired	(1,363,818)	$0.35
Balance, June 30, 2025	14,355,967	$0.39	2.2	$73,000
Unvested	(218,750)	$0.44
Vested balance, June 30, 2025	14,137,217	$0.40	2.2	$73,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.21 at June 30, 2025.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months ended June 30, 2025, we issued options to purchase an aggregate 32,143 shares of our common stock at $0.28 per share to vendors for fees for services.  The fair value of the options issued totaled an aggregate $8,000 and is recorded in our selling, general and administrative expense.  As of June 30, 2025, there remains $55,000 of stock option expense to be expensed over the next one year.

During the six months ended  June 30, 2024, we issued options to purchase an aggregate 15,686 shares of our common stock at $0.26 per share to vendors for fees for services.  The fair value of the options issued totaled an aggregate $4,000 and is recorded in our selling, general and administrative expense.  As of  June 30, 2024, there remains $109,000 of stock option expense to be expensed over the next four years.  During the three months ended  June 30, 2024, investors exercised stock options, and we received $85,000 of proceeds and issued 497,024 shares of our common stock.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, for the six months ended June 30, 2025 and 2024 is as follows:

	Warrants outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic value(1)
Balance, December 31, 2023	51,590,300	$0.27
Granted	4,127,516	$0.27
Exercised	(967,748)	$0.23
Expired	(5,562,754)	$0.21
Vested Balance, June 30, 2024	49,187,314	$0.27

Balance, December 31, 2024	31,615,616	$0.29
Expired	(1,888,170)	$0.21
Vested Balance, June 30, 2025	29,727,446	$0.29	2.0	$40,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.21 at June 30, 2025.

Warrants issued in Unit Offerings

We did not issue any warrants in conjunction with unit offerings in the six months ended June 30, 2025.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrant Fair Value

We use the Black-Scholes option pricing model to determine the relative fair value of warrants issued in conjunction with debt instruments, common stock, and for services. With respect to debt instruments, relative fair value is amortized over the life of the warrant. The principal assumptions we used in applying the Black-Scholes model were as follows:

	2025	2024
Risk free interest rate	—%	3.69 - 5.38%
Expected volatility	—%	64 - 95%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	—	.5 - 5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

As of June 30, 2025, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	BioLargo Canada	BETI	BEST	Intercompany amounts	Totals
Accounts payable	$236	$798	$117	$28	$20	$—	$(22)	$1,177
Accrued payroll	9	83	152	—	—	9	—	253
Total								$1,430

As of December 31, 2024, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	BioLargo Canada	BETI	BEST	Intercompany amounts	Totals
Accounts payable	$221	$511	$73	$24	31	$—	$(34)	$826
Accrued payroll	12	68	40	—	—	—	—	120
Total								$946

See Note 8, “Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Noncontrolling Interest – Clyra Medical

As discussed in Note 2 above, we consolidate the operations of our partially owned subsidiary Clyra Medical.

Debt Obligations of Clyra Medical

Secured Promissory Notes

During the six months ended June 30, 2025, Clyra issued secured promissory notes in the aggregate amount of $436,000, the funds of which were used to purchase equipment for at-scale manufacture of its products. The notes bear interest at the rate of 15% per annum, mature on December 31, 2026, require interest-only payments until maturity, and may be pre-paid at any time. Each investor received a warrant to purchase the number of Clyra common shares equal to the face amount of the note divided by six, at an exercise price of $6.00 per share, expiring  December 31, 2029.  The fair value of the warrants totaled $99,000 and is recorded as a debt discount, which is amortized as interest expense over the term of the secured promissory note.  As of June 30, 2025 and December 31, 2024, the balance outstanding totaled $1,300,000 and $840,000.

Convertible Promissory Notes

During the six months ended June 30, 2025, Clyra issued convertible promissory notes in the aggregate amount of $250,000. The notes bear interest at the rate of 10% per annum, mature two years after the issuance date, require interest-only payments until maturity, and may be pre-paid at any time. The notes may be converted at $6.00 per share by the holder at any time, and by Clyra upon the occurrence of certain events which have been satisfied as of May 15, 2025. Each investor received a warrant to purchase the number of Clyra common shares equal to the face amount of the note divided by six, at an exercise price of $6.00 and $7.50 per share, expiring August 1, 2027.  Warrants to purchase 72,667 shares of Clyra common stock were issued.  The fair value of these warrants issued totaled $80,000 and is recorded as a debt discount and will be amortized to interest expense over the term of the convertible promissory note.  As of June 30, 2025 and December 31, 2024 the balance outstanding totaled $250,000 and $200,000.

Guaranteed Note Offering

During the three months ended June 30, 2025, Clyra issued the convertible promissory notes in the aggregate amount of $575,000. The notes bear interest at the rate of 15% per annum, matures July 15, 2027, and is guaranteed by the Company’s largest stockholder, BioLargo Inc. The notes may be converted at $6.00 per share by the holder at any time, and by Clyra upon the occurrence of certain events which have been satisfied as of May 15, 2025. Each investor received a warrant to purchase an aggregate of umber of Clyra common shares equal to the face amount of the note divided by six, at an exercise price of $7.50 per share, expiring August 1, 2027.  Warrants to purchase 88,462 shares of Clyra common stock were issued. The fair value of these warrants issued totaled $231,000 and is recorded as a debt discount and will be amortized to interest expense over the term of the guaranteed note offering.  As of June 30, 2025 the balance outstanding totals $575,000.

The Black-Scholes model is used to calculate the initial fair value of the warrants issued as part of the Clyra Medical debt obligations, we used a stock price on the date of grant of $6.00 per share, volatility ranging between 35 - 43%. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

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

As of June 30, 2025 and December 31, 2024 the balance outstanding on this line of credit totaled $134,000.  The interest rate on this line of credit is 15%.

Equity Transactions

As of June 30, 2025, Clyra had 10,878,410 shares issued and outstanding, of which 746,418 were Series A Preferred shares.  As of December 31, 2024, Clyra had 10,544,527 shares issued and outstanding, of which 746,418 were Series A Preferred shares. As of June 30, 2025, and December 31, 2024, of the outstanding amount, BioLargo owned 5,305,156, common shares and 165,765 Series A Preferred shares.

BioLargo Conversion of Intercompany Balances

In June 2024, BioLargo converted $741,000 owed to it by Clyra into 148,156 shares of Clyra common stock.

Sales of Common Stock

During the six months ended June 30, 2025, Clyra sold 49,167 shares of its common stock, and issued 24,584 warrants to purchase shares of its common stock at $7.50 per share, expiring  February 28, 2027, from five accredited investors. In exchange, it received $295,000 in gross proceeds.  The relative fair value of these warrants totaled $38,000.

During the six months ended June 30, 2025, Clyra issued 9,698 shares of its common stock to vendors for services performed in lieu of cash totaling $60,000, and issued a warrant to purchase 7,849 shares of its common stock at $6.00 per share, expiring 5 years from the grant date. The relative fair value of these warrants totaled $6,000.

During the six months ended  June 30, 2024, Clyra sold 223,000 shares of its common stock, and issued warrants to purchase 111,500 shares of its common stock at $7.50 per share, expiring  February 28, 2027, from five accredited investors. In exchange, it received $1,115,000 in gross proceeds.

Warrant Holder Unit Offering

During the three months ended June 30, 2025, Clyra issued unit offerings to existing warrant holders.  Existing warrants holders were allowed to purchase two times the number of warrants they held and at $3.72, $6.00 or $6.50 per share.  Each investor received a warrant equal the number of shares purchased.  The warrants exercise price is $7.50 and expire June 30, 2028. Clyra received $1,309,000 and issued 237,774 warrants to purchase shares of its common stock from 18 accredited investors. The relative fair value of these warrants totaled $172,000.

Sales of Series A Preferred Stock

In an offering that closed in October 2023, Clyra sold 746,618 shares of its Series A Preferred Stock, and in exchange received $1,800,000 in gross and net proceeds. Purchasers of the Series A Preferred Stock also received a 3-year warrant to purchase the same number of additional shares of common stock for $3.72 per share. The fair value of the warrants issued totaled $524,000. Shares of Series A Preferred Stock earn a dividend of 15% each year, compounding annually; the company is under no obligation to pay such dividends in cash, and such dividends automatically convert to common stock upon conversion of the Series A Preferred Stock to common stock. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock and automatically convert upon the completion of a public offering of shares in which at least $5,000,000 of gross proceeds is received by the company. Accrued dividends  may be converted to common stock at a conversion rate of $3.10 per share.  As of June 30, 2025 and December 31, 2024, the Preferred Series A accrued and unpaid dividend totaled $762,000 and $590,000, respectively. Each investor also entered into an agreement with BioLargo whereby the investor  may exchange some or all of its Series A Preferred stock, plus accrued dividends, into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 30 prior trading days. Elections  may be made during the period beginning  January 1, 2025, and ending on  June 30, 2026.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Clyra Stock Options

	Outstanding	Weighted average price per share	Weighted average remaining life
Balance, December 31, 2023	1,478,922	$0.31
Granted	50,055	$4.03
Balance, June 30, 2024	1,528,977	$0.43
Unvested	(3,075)	$2.71
Vested Balance, June 30, 2024	1,525,902	$0.43

Balance, December 31, 2024	1,976,863	$1.00
Granted	50,664	$4.50
Balance, June 30, 2025	2,027,527	$1.09	6.4
Unvested	(200,000)	$0.01
Vested Balance, June 30, 2025	1,827,527	$1.21	6.2

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis.  The fair value of the options issued totaled $406,000 in the six months ended June 30, 2025, and $122,000 in the six months ended June 30, 2024. The Black-Scholes model is used to calculate the initial fair value, during the six months ended June 30, 2025 and 2024, we used a stock price on the date of grant of $4.50 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

As of June 30, 2025, there remains $629,000 of stock option expense to be expensed over the next two years.

	June 30, 2025	June 30, 2024
Risk free interest rate	4.36 - 4.45%	4.16 - 4.34%
Expected volatility	35 - 43%	49%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	10	10

Clyra Warrants

	Outstanding	Weighted average price per share	Weighted average remaining life
Balance, December 31, 2023	749,911	$3.74
Granted	111,500	$7.50
Vested Balance, June 30, 2024	861,411	$3.96

Balance, December 31, 2024	1,183,182	$4.84
Granted	470,002	$6.94
Expired	(224,944)	$7.24
Vested Balance, June 30, 2025	1,428,240	$4.87	1.9

Accounts Payable and Accrued Expenses

At June 30, 2025, and December 31, 2024, Clyra had the following accounts payable and accrued expenses (in thousands):

Category	2025	2024
Accounts payable	$404	$247
Accrued dividend	762	590
Accrued payroll	17	30
Total	$1,183	$867

Sale and leaseback of equipment

On  December 4, 2024, Clyra entered into an agreement whereby it sold and leased back certain equipment to be used in the manufacturing of its wound irrigation solution. Clyra received $350,000 cash and a secured promissory note in the principal amount of $82,000 which bears interest at 15%, requires interest be paid monthly, and the principal balance due on  December 4, 2028. The obligations of the Note are secured by the equipment pursuant to a security agreement. At the end of the lease term, Clyra has the option to purchase the equipment for $82,000. Concurrently, Clyra leased the equipment for a 49-month term.  The remaining lease payments total $524,000.

Year ending
December 31, 2025	$74
December 31, 2026	150
December 31, 2027	150
December 31, 2028	150
Total minimum lease payments	$524
Less imputed interest	(119)
Total finance lease liabilities	$405

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. BioLargo Engineering, Science and Technologies, LLC

In  September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into an office lease in the Knoxville, Tennessee area, and entered into employment agreements with six scientists and engineers. BLEST was capitalized with two classes of membership units: Class A, 100% owned by BioLargo, and Class B, held by management of BLEST, and which initially had no “profit interest,” as that term is defined in Tennessee law. Class B members were also granted options to purchase up to an aggregate 1,750,000 shares of BioLargo common stock. The profit interest and option shares are subject to a five-year vesting schedule tied to the performance of the subsidiary. As of June 30, 2025 and December 31, 2024, Class B members have earned 26% profit interest.

Note 10. BioLargo Energy Technologies, Inc.

BioLargo Energy Technologies, Inc. (“BETI”) was formed for the purpose of commercializing a proprietary liquid sodium battery technology. BioLargo purchased 9,000,000 shares of its common stock upon its formation and was initially its sole stockholder.

No shares of common stock of BETI were sold during the six months ended June 30, 2025. During the three months ended  March 31, 2024, BETI sold 20,000 shares of its common stock at $2.50 per share to one accredited investor and received $50,000 in gross proceeds.  The investor entered into an agreement with BioLargo whereby the investor  may exchange some or all of its shares of BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 20 trading days prior to the election to exchange. Elections must be made prior to December 31, 2025.

As of June 30, 2025, BETI had 9,487,000 issued and outstanding shares, of which BioLargo holds 9,070,000.

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
5.	BioLargo Energy Technologies, Inc. (“BETI”) – which is developing our proprietary battery technology; and
6.	BioLargo Equipment Solutions & Technologies, Inc. (“BEST”) – which manages the sales and distribution of our water treatment products and related services.

Other than ONM Environmental, none of our operating business units have operated at a profit, and therefore each have required additional cash to meet its monthly expenses, funded through BioLargo’s sales of debt or equity, research grants, and tax credits. BETI and Clyra Medical have also been funded by third party investors who invest directly in exchange for equity ownership in that entity.

The segment information for the three and six months ended June 30, 2025, and 2024, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
ONM Environmental	$2,006	$4,012	$4,809	$8,586
BLEST	940	1,259	1,630	1,615
BioLargo Canada	—	—	8	—
Intersegment revenue	(169)	(257)	(401)	(428)
Total	$2,777	$5,014	$6,046	$9,773

Stock option expense
BioLargo corporate	$(292)	$(476)	$(701)	$(905)
Clyra Medical	(200)	(63)	(406)	(122)
Total	$(492)	$(539)	$(1,107)	$(1,027)

Depreciation expense
BioLargo corporate	$(10)	$(10)	$(19)	$(19)
ONM Environmental	(10)	(8)	(23)	(13)
BLEST	(11)	(18)	(28)	(36)
Clyra Medical	(3)	(2)	(4)	(4)
BETI	(2)	—	(4)	—
Total	$(36)	$(38)	$(78)	$(72)

Research and development expense
BioLargo corporate	$(219)	$(214)	$(466)	$(537)
BLEST	(82)	(336)	(326)	(688)
BETI	(54)	(133)	(113)	(220)
BioLargo Canada	(120)	(97)	(256)	(177)
Clyra Medical	(229)	(100)	(564)	(213)
Intersegment R&D	169	257	401	428
Total	$(535)	$(623)	$(1,324)	$(1,407)

Operating income (loss)
BioLargo corporate	$(1,045)	$(1,124)	$(1,858)	$(2,369)
ONM Environmental	823	1,490	1,780	3,288
BLEST	16	(247)	(364)	(692)
BETI	(122)	(226)	(217)	(388)
BEST	(67)	(49)	(125)	(115)
BioLargo Canada	(144)	(118)	(300)	(223)
Clyra Medical	(1,263)	(616)	(2,580)	(1,154)
Total	$(1,802)	$(890)	$(3,664)	$(1,653)

Interest income (expense)
BioLargo corporate	$3	$(2)	$6	$(5)
ONM Environmental	33	6	47	4
Clyra Medical	(116)	(6)	(198)	(13)
Total	$(80)	$(2)	$(145)	$(14)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2025	BioLargo	ONM	BLEST	CLYRA	BETI	BEST	BioLargo Canada	Elimination	Total
Tangible assets	$797	$6,932	$1,128	$2,441	$39	$—	$6	$(222)	$11,121
Operating lease right-of use	299	—	638	—	—	—	—	—	937
Finance lease right-of-use	—	—	—	418	—	—	—	—	418
Investment in South Korean joint venture	23	—	—	—	—	—	—	—	23
Total	$1,119	$6,932	$1,766	$2,859	$39	$—	$6	$(222)	$12,499

As of December 31, 2024	BioLargo	ONM	BLEST	CLYRA	BETI	BEST	BioLargo Canada	Elimination	Total
Tangible assets	$775	$5,879	$790	$1,696	$46	$—	$104	$(234)	$9,056
Operating lease right-of use	333	—	659	—	—	—	—	—	992
Finance lease right-of-use	—	—	—	451	—	—	—	—	451
Investment in South Korean joint venture	14	—	—	—	—	—	—	—	14
Total	$1,122	$5,879	$1,449	$2,147	$46	$—	$104	$(234)	$10,513

Note 12. Leases

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the condensed consolidated statement of operations and comprehensive loss on a straight-line basis over the term of the operating lease agreement. Short-term leases less than one-year are not included in our analysis. For the three and six months ended June 30, 2025, rental expense totaled $92,000; for the three and six months ended June 30, 2024, rental expense totaled $88,000.  The lease of our Westminster facility expires  August 2027.   The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.  As of June 30, 2025, the weighted average remaining lease term for our operating leases was six years and the total remaining operating lease payments is $1,593,000.

Future minimum lease payments under noncancelable leases, reconciled to the Company’s discounted operating lease liabilities are as follows:

	BioLargo
Year ending	Corp / ONM	BLEST	Total
December 31, 2025	82	79	161
December 31, 2026	166	160	326
December 31, 2027	113	163	276
December 31, 2028	—	166	166
December 31, 2029	—	170	170
Thereafter	—	494	494
Total minimum lease payments	$361	$1,232	$1,593
Less imputed interest	(64)	(552)	(616)
Total operating lease liabilities	$297	$680	$977

Note 13. Subsequent Events

The Company has evaluated subsequent events through the date of the filing of this Quarterly Report and report the following.

Stock Issuances

Subsequent to June 30, 2025, we have sold 2,083,136 shares of our common stock to Lincoln Park (see Note 3), and received $427,203 in gross and net proceeds, and issued 153,261 shares to an investor in exchange for shares held in BETI (see Note 10).

Clyra Medical Financing Activities

Subsequent to June 30, 2025, Clyra Medical (i) issued 169,231 shares of its Series B Preferred Stock, and warrants to purchase an aggregate 84,616 shares of its common stock, and in exchange, received $1,100,000 in investments from two accredited investors; (ii) issued 100,296 shares of its common stock, and warrants to purchase an aggregate 100,296 shares of its common stock, and in exchange, received $565,000 in investments from seven accredited investors.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2025, unless expressly stated otherwise, and we undertake no duty to update this information.

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

●	Battery energy storage system solutions under the brand name CellinityTM being developed by our partially owned (96%) subsidiary BioLargo Energy Technologies, Inc.;

●	Medical products based on our technologies sold by our partially owned (50%) subsidiary Clyra Medical Technologies, Inc.;

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

Advanced Oxidation System (AOS)

The Advanced Oxidation water treatment system (AOS) is our patented water treatment device that generates highly oxidative and energetic species of iodine and other molecules which allow it to eliminate pathogenic organisms and organic contaminants rapidly and effectively as water passes through the device. The key value proposition of the AOS is its ability to reduce or eliminate a wide variety of waterborne contaminants with high performance, including the normally hard-to-treat class of recalcitrant water contaminants called “micropollutants”, while using very little electricity and input chemicals. The AOS has been proven capable of removing hard-to-treat organic micropollutants such as pharmaceuticals from water more quickly and energy-efficiently than other technologies. Together, these characteristics make the AOS an economical and versatile tool to enable wastewater treatment and reuse in the face of emerging water contaminants and increasing regulatory scrutiny on industrial wastewater discharge, and has, broadly speaking, two target applications: 1) treatment of municipal or industrial wastewater to eliminate bacteria, viruses, other organisms, and regulated organic contaminants, while using less electrical energy than other technologies, and 2) treatment of water or wastewater specifically to eliminate micropollutants/pharmaceuticals, at which the AOS particularly excels at compared to existing technologies. Our business development efforts to secure projects for the AOS have thus far focused on development of partnerships for the European micropollutant market, and for domestic industrial or pharmaceutical wastewater treatment purposes where micropollutants are major contributors to facilities’ wastewater surcharge fees.

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

BLEST operates out of an engineering facility in Oak Ridge, Tennessee (a suburb of Knoxville), and employs a group of scientists and engineers, many of whom are owners of the entity (BioLargo owns 74% as of June 30, 2025 and December 31, 2024). The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. Many of the other team members are also former employees of CB&I and Shaw, with the exception of more recent staff hires. The team is highly experienced across multiple industries and we believe are considered experts in their respective fields, including: chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting, project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities. The team has decades of high-level experience in the energy industry. The engineering team has also developed an extended network of trusted engineering subcontractors that assist in serving specific client projects as needed.

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

Results of Operations

Our revenues decreased  45% and 38% in the three and six months ended June 30, 2025, as compared with the same periods in 2024, primarily due to a decreased volume of sales of our pet odor control product private labeled to a third party under the brand name “Pooph”. During the three and six months ended June 30, 2025, revenues from sales to Pooph comprised 57% and 69% of our consolidated revenue; compared to the three and six months ended June 30, 2024, it comprised 70% and 78% of our consolidated revenue.  Our financial statements separate revenue based on products and services. Revenues from the sale of products for the three and six months ended June 30, 2025, decreased 59% and 49% over the same periods in 2024.  Revenues from services for the three and six months ended June 30, 2025, increased  517% and  300% over the same periods in 2024.

ONM Environmental

Our wholly-owned subsidiary ONM Environmental generates revenues through (i) sales of our flagship product CupriDyne Clean to industry, including related design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and (ii) sales of private-label products to third parties, including the Pooph branded pet odor control product.

Revenue (ONM Environmental)

ONM Environmental’s revenues decreased  50% and 44% (to $2,006,000 and $4,809,000) in the three and six months ended June 30, 2025, compared with the same periods in 2024. The decrease in revenues was almost entirely due to a decrease in the volume of sales of our pet odor product private labeled to a third party under the brand name "Pooph". Because the Pooph brand is owned and marketed by a third party, ONM Environmental has no control over its marketing and sales activity. Because the brand has only been on the market for three years, it is difficult to identify trends and uncertainties in sales volumes, especially so for longer periods of time. We expect annual revenues for the year ending December 30, 2025, to decrease as compared with 2024.

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM Environmental’s costs of goods for the three and six months ended June 30, 2025, were 45% and 50% a decrease of 10% and 4%, compared to the same periods in 2024. The decrease in cost of goods is due to the change in revenue concentration across product lines.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s selling, general and administrative expenses ("SG&A") decreased 14% and 7% during the three and six months ended June 30, 2025, as compared with the same periods in 2024.  ONM Environmental's selling, general and administrative expenses are expected to remain consistent.

Operating Income (ONM Environmental)

ONM Environmental generated operating income of $823,000 and $1,780,000 in the three and six months ended June 30, 2025, compared to operating income of $1,490,000 and $3,288,000 for the three and six months ended June 30, 2024. The operating income for both periods was primarily dependent on the sales volume of Pooph branded products, which has declined in the 2025 periods.

BLEST (engineering)

Revenue (BLEST)

Our engineering segment's (BLEST's) revenues decreased 23% (to $771,000) in the three months ended June 30, 2025 as compared with the same period in 2024, and increased 4% (to 1,237,000) in the six months ended June 30, 2025, as compared with the same period in 2024. The decrease in revenues in the three-month period is due to the timing of recognition of revenue related to the product sales. The increase in revenue in the six-month period is related to the new contracts to provide air quality control compliance services to additional U.S. Air Force bases, increasing its ongoing contract-based revenue to approximately $100,000 per month. These ongoing contracts are expected to continue provide a monthly base revenue, in addition to adding work with other clients.

In addition to providing services to third party clients, BLEST provides services for internal BioLargo projects. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements. In the three and six months ended June 30, 2025, intersegment revenue for BLEST totaled $169,000 and $393,000, and for the three and six months ended June 30, 2024, intersegment revenue for BLEST totaled $257,000. and $428,000.

Cost of Revenues (BLEST)

BLEST’s cost of revenues includes employee labor, subcontracted costs and material costs. In the three and six months ended June 30, 2025, costs were 58% of revenues, versus 67% and 62% in the same periods in 2024. The decrease is related to efficiencies on fixed fee contracts, compared to product sales, which had more direct costs, attributed to the AEC project in Lake Stockholm New Jersey.

Selling, General and Administrative Expense (BLEST)

BLEST’s SG&A expenses were $224,000 and $556,000 in the three and six months ended June 30, 2025, compared to $238,000 and $441,000 in the three and six months ended June 30, 2024. The increase in the six-month period is due to the hiring of additional employees in 2025.

Operating Loss (BLEST)

BLEST generated operating income of $16,000 and an operating loss of $364,000 in the three and six months ended June 30, 2025, compared to an operating loss of $247,000 and $692,000 in the three and six months ended June 30, 2024.  The operating income in the three months ended were related to an increase in third party-revenues.  The six-months operating loss is reflective of the focus at BLEST on advancing internal BioLargo projects such as the Cellinity battery and AEC water treatment system. Our condensed consolidated financial statements eliminate intersegment revenues.

Clyra Medical

Clyra Medical has not yet begun commercial sales of its products and thus did not generate revenues in the three and six months ended June 30, 2025 or 2024. In the three and six months ended June 30, 2025, it incurred total costs and expenses of $1,263,000 and $2,580,000, which included $229,000 and $564,000 in research and development expenses.  In the same periods in 2024, total costs and expenses were $616,000 and $1,154,000, which included $100,000 and $213,000 in research and development expenses. The increases in costs and expenses are primarily related to stock option expense recorded as selling, general and administrative expenses and also an increase in product development cost. Management is not yet in a position to disclose when it believes Clyra Medical will begin generating revenue.

BETI

BioLargo Energy Technologies, Inc. (BETI) is developing our Cellinity battery, and has not generated generate revenue. For the three and six months ended June 30, 2025, it incurred total costs and expenses of $122,000 and $217,000, which included $54,000 and $113,000 in research and development expenses.  In the same periods in 2024, total costs and expenses were $226,000, and $388,000, which included $133,000 and $220,000 in research and development expenses. We are focused on recruiting business partners to facilitate capital investment, and are unable to predict when BETI will generate revenue.

BEST

BioLargo Equipment, Sciences and Technologies, Inc. (BEST) was formed in 2024 to commercialize BioLargo's proprietary water treatment equipment, including its PFAS removal device the AEC. As the first AEC sale occurred prior to the Company's formation, and the sales cycle for advanced water treatment systems is long, BEST has not yet generated revenues. We intend future water treatment projects to be contracted through BEST. During the three and six months ended June 30, 2025, it incurred $67,000 and $125,000 of total expenses. In the same periods in 2024, it incurred $49,000 and $115,000 in total expenses primarily related to sales and marketing activities.

Selling, General and Administrative Expense – consolidated

Our SG&A expenses include both cash (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). For the three and six months ended June 30, 2025 consolidated SG&A increased 12% and 13% (to $2,688,000 and $5,250,000). The largest components of our SG&A expenses included (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Salaries and payroll related	$1,144	$802	$2,199	$1,504
Professional fees	281	213	485	494
Consulting	354	386	756	865
Office expense	624	579	1,225	1,025
Sales and marketing	88	139	265	238
Investor relations	103	201	144	330
Board of director expense	94	84	176	173
Total Selling, General & Administrative	$2,688	$2,404	$5,250	$4,629

In the three and six months ended June 30, 2025, our non-cash expenses from the issuance of stock and stock options totaled $492,000 and $1,107,000 compared to $539,000 and $1,027,000 for the three and six months ended June 30, 2024. Our non-cash expenses are related to stock option issuances for previously issued stock options that expired during the three and six months ended June 30, 2025. and 2024. The substantial majority of this stock option expense is recorded in employee salaries and consulting expense. Salaries and payroll related expense increased due to the addition of new employees; companywide, there are 42 full time employees as of the date of this report. Professional fees increased in the three months ended June 30, 2025, due to increased corporate activity related to new private securities offerings for BioLargo and Clyra, and other organizational needs that required professionals. Office expense increased due to an increase in insurance related costs and rent expense.  Investor relation expense decreased due to fewer trade show and investor events.

Research and Development

In the three and six months ended June 30, 2025, we spent $535,000 and $1,325,000 in the research and development of our technologies and products. This was a decrease of 14% and 6% as compared to the three and six months ended June 30, 2024. The decrease is primarily due to the timing of project work.

Interest expense

Our interest expense for the three and six months ended June 30, 2025, was $80,000 and $145,000 compared to interest expense of $2,000 and $14,000 in the three and six months ended June 30, 2024.  The increase of interest expense is related to the increase of Clyra Medical debt obligations.

Other Income and Expense

For the six months ended June 30, 2025, we had $6,000 of grant income, compared to $15,000 of grant income for the same periods in 2024.  Grant income is primarily generated through our wholly owned Canadian subsidiary. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. Grant funds paid directly to third parties are not included as income in our condensed consolidated financial statements.

Net Loss

Net loss for the three and six months ended June 30, 2025, was $1,882,000 and $3,803,000 a loss of $ (0.004) and $ (0.008) per share, compared to a net loss for the three and six months ended June 30, 2024, of $780,000 and $1,555,000 a loss of $ (0.001) and $ (0.003) per share.  Our net loss for the three and six months ended June 30, 2025, increased because of the decrease in ONM Environmental revenue.

The net income (loss) per business segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
BioLargo corporate	$(1,042)	(1,126)	$(1,853)	$(2,374)
ONM	856	1,496	1,827	3,292
Clyra Medical	(1,379)	(622)	(2,778)	(1,174)
BLEST	16	(150)	(363)	(595)
BETI	(122)	(226)	(217)	(381)
BEST	(67)	(49)	(125)	(115)
BioLargo Canada	(144)	(103)	(294)	(208)
Net loss	$(1,882)	(780)	(3,803)	(1,555)

Liquidity and Capital Resources

For the six months ended June 30, 2025, we generated revenues of $6,046,000, had a net loss of $3,803,000, used $3,948,000 net cash in operating activities, and received $3,699,000 net cash from financing activities. As of June 30, 2025, we had current assets of $9,187,000, including $3,471,000 cash and cash equivalents.  As of June 30, 2025, we had current liabilities of $4,080,000, and working capital of $5,107,000. We do not believe gross profits in the year ending December 31, 2025, will be sufficient to fund our current level of operations for the reminder of the year, and therefore expect we will continue to be limited in terms of our capital resources, and therefore expect to continue to need further investment capital to fund our business plans and investments in our new technologies. The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to (i) increase revenues, generate cash from operations, and/or generate cash from financing activities, or (ii) convert assets such as our $1,735,000 in accounts receivable and $3,572,000 note receivable into cash. If we are unable to raise additional cash through gross profits or financing activities, management may choose to curtail portions of our operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4.         Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended – the “Exchange Act”) as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.          Other Information

None.

Item 6.         Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Amended and Restated Bylaws	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Certificate of Amendment to Certificate of Incorporation, filed August 30, 2022	Form 10-Q	11/14/2022
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	2024 Equity Incentive Plan	Form POS AM	4/18/2025

4.6	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.7	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.8	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.9	Warrant issued in BioLargo Unit Offerings (through January 16, 2024)	Form 10-Q	8/14/2020
10.1	BioLargo license to Clyra Medical Technologies, Inc., dated March 1, 2024	Form 10-K	April 1, 2024
10.2	Clyra Medical Technologies, Inc. license to BioLargo dated March 1, 2024	Form 10-K	April 1, 2024
10.3	Form of indemnity agreement between the Company at its officers and directors	Form 10-K	3/31/2023
10.4	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.5†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.6†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.7	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.8	Form of Employment Agreement for Engineering Subsidiary	Form 8-K	9/8/2017
10.9	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.10†	Employment Agreement with Joseph L. Provenzano dated May 28, 2019	Form 8-K	6/24/2019
10.11	Purchase Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	12/19/2022
10.12	Registration Rights Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	12/19/2022
10.13†	2023 Engagement Extension Agreement with CFO	Form 8-K	3/27/2023
10.14	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of Clyra Medical Series A Preferred Stock	Form 10-Q	5/17/2023

10.15	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of BioLargo Energy Technologies, Inc. common stock	Form 10-Q	5/17/2023
10.16†	2024 Engagement Extension Agreement with CFO	Form 10-Q	8/15/2024
10.17	License Agreement between BioLargo, Inc., and Ikigai Holdings, LLC, dated May 17, 2021		filed herewith
10.18	First amendment to License Agreement between BioLargo, Inc., and Ikigai Holdings, LLC, dated August 16, 2021		filed herewith
10.19	Preferred Master Manufacturing Agreement between ONM Environmental, Inc., and Ikigai Holdings, LLC, dated July 9, 2021		filed herewith
10.20	First amendment to Preferred Master Manufacturing Agreement between ONM Environmental, Inc., and Ikigai Holdings, LLC, dated June 6, 2025		filed herewith
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350		filed herewith
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2025	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: August 14, 2025	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer