Form 10-Q
period 2025-09-30
BIOLARGO, INC.
filed 2025-11-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025.

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

The number of shares of the Registrant’s Common Stock outstanding as of November 12, 2025 was 313,762,657 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	September 30, 2025	December 31,
	(unaudited)	2024
Assets
Current assets:
Cash and cash equivalents	$4,546	$3,548
Accounts receivable, net of allowances	761	3,168
Inventories	409	330
Prepaid expenses and other current assets	59	91
Total current assets	5,775	7,137

Equipment and leasehold improvements, net	1,664	1,742
Other non-current assets	116	95
Operating lease right-of-use assets, net	1,070	992
Financing lease right-of-use asset, net	400	451
Clyra Medical note receivable	82	82
Investment in South Korean joint venture	23	14
Total assets	$9,130	$10,513

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$891	$946
Clyra Medical accounts payable and accrued expenses	1,134	867
Clyra Medical debt obligations, net of discount $161 and $80	1,033	486
Debt obligations	83	66
Operating lease liabilities	142	105
Finance lease liability	88	88
Deposits	80	90
Total current liabilities	3,451	2,648

Long-term liabilities:
Debt obligations, net of current	190	175
Clyra Medical debt obligations, net of current and discount $55 and $80	1,010	352
Operating lease liabilities, net of current	969	922
Finance lease liability, net of current	295	360
Total long-term liabilities	2,464	1,809
Total liabilities	5,915	4,457

STOCKHOLDERS’ EQUITY:
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, no Shares Issued and Outstanding, at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00067 Par Value, 550,000,000 Shares Authorized, 311,452,683 and 301,274,243 Shares Issued, at September 30, 2025 and December 31, 2024	208	202
Additional paid-in capital	164,894	158,332
Accumulated deficit	(158,327)	(149,500)
Accumulated other comprehensive loss	(195)	(183)
Total BioLargo Inc. and subsidiaries stockholders’ equity	6,580	8,851
Non-controlling interest (Notes 8, 9, 10)	(3,365)	(2,795)
Total stockholders’ equity	3,215	6,056

Total liabilities and stockholders’ equity	$9,130	$10,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue
Product revenue	$776	$3,935	$5,584	$13,397
Service revenue	327	416	1,564	725
Total revenue	1,103	4,351	7,148	14,122

Cost of revenue
Cost of goods sold	(418)	(2,342)	(2,837)	(7,510)
Cost of service	(313)	(287)	(1,033)	(509)
Total cost of revenue	(731)	(2,629)	(3,870)	(8,019)

Gross profit	372	1,722	3,278	6,103

Selling, general and administrative expenses	3,088	2,093	8,339	6,720
Research and development	615	690	1,934	2,098
Credit loss expense	3,849	—	3,849	—
Total operating expenses	7,552	2,783	14,122	8,818
Operating loss:	(7,180)	(1,061)	(10,844)	(2,715)

Other income (expense):
Interest expense	(144)	(13)	(352)	(34)
Interest income	80	14	143	22
PPP loan forgiveness	—	—	—	97
Grant income	—	—	6	15
Total other expense	(64)	1	(203)	100
Net loss	(7,244)	(1,060)	(11,047)	(2,615)

Net loss attributable to noncontrolling interest	(765)	(523)	(2,220)	(1,227)
Net loss attributable to common shareholders	$(6,479)	$(537)	$(8,827)	$(1,388)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.02)	$(0.002)	$(0.03)	$(0.005)
Weighted average number of common shares outstanding:	308,974,027	300,488,824	304,509,957	297,090,396

Comprehensive loss:
Net loss	$(7,244)	$(1,060)	$(11,047)	$(2,615)
Foreign currency translation	8	12	(12)	47
Comprehensive loss	(7,236)	(1,048)	(11,059)	(2,568)
Comprehensive loss attributable to noncontrolling interest	(765)	(523)	(2,220)	(1,227)
Comprehensive loss attributable to common stockholders	$(6,471)	$(525)	$(8,839)	$(1,341)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance, December 31, 2024	301,274,243	$202	$158,332	$(149,500)	$(183)	$(2,795)	$6,056
Sale of common stock for cash, net of offering costs of $15 (unaudited)	—	—	(15)	—	—	—	(15)
Issuance of common stock for services (unaudited)	220,330	—	61	—	—	—	61
Stock option compensation expense (unaudited)	—	—	409	—	—	—	409
Stock option exercise (unaudited)	265,800	—	—	—	—	—	—
Clyra Medical stock option compensation expense (unaudited)	—	—	—	—	—	206	206
Clyra Medical stock issued for services (unaudited)	—	—	—	—	—	36	36
Clyra Medical stock unit offering (unaudited)	—	—	—	—	—	295	295
Clyra Medical dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
Clyra Medical fair value warrant issued with debt (unaudited)	—	—	—	—	—	69	69
Noncontrolling interest allocation (unaudited)	—	—	(522)	—	—	522	—
Net loss (unaudited)	—	—	—	(1,155)	—	(766)	(1,921)
Foreign currency translation (unaudited)	—	—	—	—	(20)	—	(20)
Balance, March 31, 2025 (unaudited)	301,760,373	$202	$158,265	$(150,655)	$(203)	$(2,519)	$5,090
Sale of common stock for cash, net of offering costs of $15 (unaudited)	4,077,285	3	805	—	—	—	808
Issuance of common stock for services (unaudited)	915,003	—	212	—	—	—	212
Stock option compensation expense (unaudited)	—	—	292	—	—	—	292
Clyra Medical stock option compensation expense (unaudited)	—	—	—	—	—	200	200
Clyra Medical stock issued for services (unaudited)	—	—	—	—	—	24	24
Clyra Medical dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
Clyra Medical fair value warrant issued with debt (unaudited)	—	—	—	—	—	93	93
Clyra Medical Unit Warrant offering (unaudited)	—	—	—	—	—	1,309	1,309
Noncontrolling interest allocation (unaudited)	—	—	1,027	—	—	(1,027)	—
Net loss (unaudited)	—	—	—	(1,193)	—	(689)	(1,882)
Balance, June 30, 2025 (unaudited)	306,752,661	$205	$160,601	$(151,848)	$(203)	$(2,695)	$6,060
Sale of common stock for cash, net of offering costs of $15 (unaudited)	4,222,467	3	746	—	—	—	749
Issuance of common stock for services (unaudited)	324,294	—	55	—	—	—	55
Stock option compensation expense (unaudited)	—	—	651	—	—	—	651
Exchange of BETI stock for BioLargo common stock (unaudited)	153,261	—	—	—	—	—	—
Clyra Medical stock option compensation expense (unaudited)	—	—	—	—	—	193	193
Clyra Medical sales of Series B Preferred stock (unuadited)	—	—	—	—	—	2,145	2,145
Clyra Medical dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(87)	(87)
Clyra Medical Unit Warrant offering (unaudited)	—	—	—	—	—	585	585
BETI unit offering (unaudited)	—	—	—	—	—	100	100
Noncontrolling interest allocation (unaudited)	—	—	2,841	—	—	(2,841)	—
Net loss (unaudited)	—	—	—	(6,479)	—	(765)	(7,244)
Foreign currency translation (unaudited)	—	—	—	—	8	—	8
Balance, September 30, 2025 (unaudited)	311,452,683	208	164,894	(158,327)	(195)	(3,365)	3,215

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance, December 31, 2023	292,945,747	$196	$154,023	$(147,098)	$(277)	$(2,642)	$4,202
Sale of stock for cash, net of offering costs of $39 (unaudited)	2,160,348	1	487	—	—	—	488
Issuance of stock for services (unaudited)	288,997	1	82	—	—	—	83
Warrant exercise (unaudited)	406,278	—	75	—	—	—	75
Stock option compensation expense (unaudited)	—	—	429	—	—	—	429
Stock option compensation expense Clyra (unaudited)	—	—	—	—	—	59	59
Stock for service Clyra (unaudited)	—	—	—	—	—	52	52
Clyra stock unit offering (unaudited)	—	—	—	—	—	475	475
Clyra dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
BETI stock offering (unaudited)	—	—	—	—	—	50	50
Noncontrolling interest allocation (unaudited)	—	—	288	—	—	(288)	—
Net loss (unaudited)	—	—	—	(410)	—	(365)	(775)
Foreign currency translation (unaudited)	—	—	—	—	96	—	96
Balance, March 31, 2024 (unaudited)	295,801,370	$198	$155,384	$(147,508)	$(181)	$(2,745)	$5,148
Sale of stock for cash, net offering costs of $16 (unaudited)	454,547	1	135	—	—	—	136
Issuance of stock for services (unaudited)	446,989	—	116	—	—	—	116
Issuance of stock in exchange for BETI shares (unaudited)	378,788	—	—	—	—	—	—
Warrant exercise (unaudited)	561,470	1	140	—	—	—	141
Stock option exercise (unaudited)	497,024	—	85	—	—	—	85
Stock option compensation expense (unaudited)	—	—	476	—	—	—	476
Stock option compensation expense Clyra (unaudited)	—	—	—	—	—	63	63
Stock for service Clyra (unaudited)	—	—	—	—	—	14	14
Clyra sales of Series A Preferred stock (unaudited)	—	—	—	—	—	640	640
Clyra dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
Noncontrolling interest allocation (unaudited)	—	—	(2,565)	—	—	2,565	—
Net loss (unaudited)	—	—	—	(441)	—	(339)	(780)
Foreign currency translation (unaudited)	—	—	—	—	(61)	—	(61)
Balance, June 30, 2024 (unaudited)	298,140,188	$200	$153,771	$(147,949)	$(242)	$112	$5,892
Common stock offering costs of $15(unaudited)	—	—	(15)	—	—	—	(15)
Issuance of stock for services (unaudited)	260,903	—	63	—	—	—	63
Warrant exercise (unaudited)	2,310,589	2	538				540
Stock option compensation expense (unaudited)	—	—	194	—	—	—	194
Stock option exercise (unaudited)	451,858	—	68	—	—	—	68
Stock option compensation expense Clyra (unaudited)	—	—	—	—	—	43	43
Stock option exercise Clyra (unaudited)	—	—	—	—	—	37	37
Clyra dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(87)	(87)
Clyra unit offering (unaudited)	—		—			175	175
Clyra conversion of note payable and interest (unaudited)	—	—	—	—	—	119	119
Noncontrolling interest allocation (unaudited)	—	—	2,250	—	—	(2,250)	—
Net loss (unaudited)	—	—	—	(537)	—	(523)	(1,060)
Foreign currency translation (unaudited)	—	—	—	—	12	—	12
Balance, September 30, 2024 (unaudited)	301,163,538	$202	$156,869	$(148,486)	$(230)	$(2,374)	$5,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(11,047)	$(2,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense	3,849	—
Stock option compensation expense	1,951	1,264
Common stock issued for services	388	365
Bad debt expense	37	13
PPP loan forgiveness	—	(97)
Amortization of debt discount	106	—
Amortization of right-of-use operating lease assets	106	73
Amortization of right-of-use finance lease asset	51	—
Operating lease liabilities	(100)	(60)
Finance lease liability	(65)	—
(Gain) loss on investment in South Korean joint venture	(9)	4
Depreciation expense	112	115
Changes in assets and liabilities:
Accounts receivable	(1,958)	(610)
Inventories	(79)	(85)
Prepaid expenses and other assets	11	(7)
Accounts payable and accrued expenses	(55)	118
Deposits	(10)	(35)
Clyra Medical accounts payable and accrued expenses	5	551
Contract liabilities	—	(284)
Net cash used in operating activities	(6,707)	(1,290)
Cash flows from investing activities
Equipment purchases	(33)	(1,260)
Proceeds from note receivable	481	—
Net cash provided by (used in) investing activities	448	(1,260)
Cash flows from financing activities
Proceeds from sale of common stock, net of commissions	1,542	609
Proceeds from debt obligation	50	—
Proceeds from warrant exercise	—	756
Proceeds from option exercise	—	153
Proceeds from sale of BETI common stock	—	50
Repayment of debt obligations	(18)	(12)
Proceeds from BETI unit offering	100	—
Proceeds from Clyra Medical preferred series B	2,145	—
Proceeds from Clyra Medical debt obligations	1,261	—
Proceeds from Clyra unit warrant offering	1,894	—
Proceeds from sales of Clyra Medical common stock	295	1,290
Net cash provided by financing activities	7,269	2,846
Net effect of foreign currency translation	(12)	47
Net change in cash	998	343
Cash and cash equivalents at beginning of period	3,548	3,539
Cash and cash equivalents at end of period	$4,546	$3,882
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$246	$12
Income taxes	$—	$—
Short-term lease payments not included in lease liabilities	$21	$37
Non-cash investing and financing activities
Conversion of accounts receivable to a note receivable	$3,764	$—
Conversion of Clyra note payable into Clyra shares	$—	$119
Conversion of BETI common stock to BioLargo common stock	$25	$50
Clyra Medical right-of-use asset and operating lease liability	$184	$—
Allocation of noncontrolling interest	$3,346	$84
Fair value of Clyra Medical warrants issued as debt discount	$162	$—
Clyra Medical dividend Series A Preferred stock	$259	$259

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

Organization

We are a Delaware corporation formed in 1991, and have five wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc., organized under the laws of the State of California in 2009; BioLargo Equipment Solutions & Technologies, Inc., organized under the laws of the State of California in 2022; BioLargo Canada, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 48% (see Note 8) of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012 and redomiciled to Delaware in 2023; 74% (see Note 9) of BioLargo Engineering Science and Technologies, LLC (“BLEST"), organized under the laws of the State of Tennessee in 2017; and 96% (see Note 10) of BioLargo Energy Technologies, Inc. ("BETI") organized under the laws of the State of California in 2019. We consolidate the financial statements of our partially owned subsidiaries.

Liquidity / Going Concern

For the nine months ended September 30, 2025, we generated revenues of $7,148,000, had a net loss of $11,047,000, of which $3,849,000 was a credit loss expense resulting from a customer's contractual defaults (see Note 2, "Allowance for Credit Losses"), and which is the subject of litigation (see Note 13), used $6,707,000 net cash in operating activities, and received $7,269,000 net cash from financing activities. As of  September 30, 2025, we had current assets of $5,775,000, including $4,546,000 cash and cash equivalents. As of September 30, 2025, we had current liabilities of $3,451,000, and working capital of $2,324,000. We do not believe gross profits in the year ending December 31, 2025, will be sufficient to fund our current level of operations for the reminder of the year, and therefore expect we will continue to be limited in terms of our capital resources, and therefore expect to continue to need further investment capital to fund our business plans and investments in our new technologies. The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to increase revenues, generate cash from operations, and/or generate cash from financing activities. If we are unable to raise additional cash through gross profits or financing activities, management may choose to curtail portions of our operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended  December 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2025. The results of operations for the three and nine months ended  September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any future period.

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

As of September 30, 2025, and December 31, 2024, our cash balances were made up of the following (in thousands):

	September 30, 2025	December 31, 2024
BioLargo, Inc. and subsidiaries	$2,345	$3,175
Clyra Medical Technologies, Inc.	2,201	373
Total	$4,546	$3,548

Accounts Receivable

Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for expected credit losses. A credit loss expense to the expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, and the Company’s historical experience. Credit loss expense is recorded to general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers.  As of September 30, 2025, and December 31, 2024, the expected credit losses were $700,000 and $97,000, respectively.

Allowance for Credit Losses

The Company recognizes an expected allowance for credit losses with respect to its note and accounts receivable. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. Accounts receivable are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible This estimate is adjusted for management's assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses. The Company writes off receivables when there is information that indicates the customer is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in operations or an offset to note and credit loss expense in the year of recovery, in accordance with the entity's accounting policy election.

On June 6, 2025, ONM Environmental entered into an amendment to the June 2021 Preferred Master Manufacturing Agreement with Ikigai Holdings, LLC and Pooph Inc. to allow Pooph Inc. to pay past due amounts of $1,378,141 in royalties and $2,385,468 on product invoices through a weekly payment plan bearing 10% interest and maturing July 3, 2026 (the “PMMA Amendment”). This amount was recorded on our balance sheet at June 30, 2025, as a note receivable. The PMMA Amendment also modified payment and invoicing terms on existing and future product purchase orders, and allowed ONM Environmental to withhold product if the payment terms were not met. On August 5, 2025, Pooph Inc. delivered a royalty report due for the second quarter of 2025, but did not pay the $463,520 in royalties due. On August 15, 2025, it failed to make the weekly payment required pursuant to the PMMA Amendment, and has not made a payment since. On September 19, 2025, Pooph Inc. disclosed that it had been working independently on developing a new formula for Pooph-branded products to replace BioLargo's formula, and that it was terminating the Preferred Master Manufacturing Agreement, citing the refusal to deliver products. On September 24, 2025, BioLargo and ONM delivered notice to Pooph that the grant of license was immediately revoked due to Pooph’s failure to pay royalties, and that it was terminating the License Agreement in its entirety with 150 days’ notice. The notice further advised that Pooph is not allowed to market or sell products that incorporate, use, or are based on, in whole or in part, BioLargo’s patents and proprietary information, including but not limited to know-how, disclosed to Pooph, and that absent reinstatement of the grant of license, Pooph must immediately stop marketing and selling any such products in its possession, custody or control (or sold through market portals or platforms such as Amazon). On November 11, 2025, BioLargo Inc. and ONM Environmental filed a lawsuit against Pooph Inc. and Ikigai Marketing Works LLC (successor entity to Ikigai Holdings LLC) in the United States District Court for the Central District of California. (See Note 13, "Legal Proceedings".)

During the three months ended September 30, 2025, BioLargo management determined that the note receivable and accounts receivable owed by Pooph Inc. were fully impaired, resulting in a $3,849,000 credit loss expense recorded on our condensed consolidated statement of operations, which reduced operating income and current assets by that amount. There were no write-offs of accounts receivable during the three and nine months ended September 30, 2025 and 2024.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the three and nine months ended September 30, 2025 and 2024, one customer accounted for more than 10% of consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	35%	76%	64%	78%

At September 30, 2025 and  December 31, 2024, one customer accounted for more than 10% of consolidated accounts receivable (see Note 7):

	September 30, 2025	December 31, 2024
Customer A	—	82%
Customer B	38%	—

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. There was no allowance for obsolete inventory as of  September 30, 2025, and December 31, 2024  Inventories consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw material	$251	$210
Finished goods	158	120
Total	$409	$330

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Non-Current Assets

Other non-current assets consisted of (i) security deposits related to our business offices, (ii) three patents acquired on  October 22, 2021, for $34,000, and (iii) interest receivable.

	September 30, 2025	December 31, 2024
Patents	$34	$34
Security deposits	72	61
Interest receivable	10	—
Total	$116	$95

Equity Method of Accounting

On March 20, 2020, we invested $100,000 into a South Korean entity (Odin Co. Ltd., “Odin”) pursuant to a Joint Venture agreement we had entered into with BKT Co. Ltd. and its U.S. based subsidiary, Tomorrow Water. We received a 40% non-dilutive equity interest, and BKT and Tomorrow Water each received 30% equity interests for an aggregate $150,000 investment.

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we recognized the investment on our condensed consolidated balance sheets and record an increase or decrease of the recorded balance by our percentage ownership of the profits or losses in the joint venture. For the three and nine months ended September 30, 2025, the increase of our investment interest totaled $9,000, compared to a reduction of our investment totaling $3,000 and $4,000 in the same periods in 2024.

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

Loss Per Share

We report basic and diluted loss per share (“LPS”) for common and common share equivalents. Basic LPS is computed by dividing reported losses by the weighted average shares outstanding. Diluted LPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and nine months ended September 30, 2025 and 2024, the denominator in the diluted LPS computation is the same as the denominator for basic LPS due to the Company’s net loss which creates an anti-dilutive effect of the warrants and stock options.  As of  September 30, 2025 the vested stock options available to be exercised totaled 63,781,849 and the vested warrants available to be exercised totaled 28,980,918.

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

The following methodology and assumptions were used to calculate share-based compensation for the nine months ended September 30, 2025 and 2024:

	2025		2024
	Non Plan	2024 Plan	Non Plan	2018 Plan	2024 Plan
Risk free interest rate	4.23%	3.69 - 4.58%	3.81 - 4.34%	4.16%	3.75 - 4.58%
Expected volatility	91%	87 - 91%	95 - 117%	99 - 102%	95 - 96%
Expected dividend yield	—	—	—	—	—
Forfeiture rate	—	—	—	—	—
Life in years	10	10	10	10	10

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

Our Canadian subsidiary had a grant deposit outstanding at September 30, 2025 and December 31, 2024, totaling $79,000 and $76,000.  These were awarded as part of a grant for a particular project that has been delayed. ONM Environmental had a customer deposit outstanding at  September 30, 2025 and December 31, 2024, totaling $1,000 and $14,000 related to customer purchase orders not yet fulfilled.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. Management believes there are no unrecognized tax benefits or uncertain tax positions as of September 30, 2025 and December 31, 2024.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of September 30, 2025 and December 31, 2024. Accordingly, a 100% valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments as of September 30, 2025 and December 31, 2024 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, note receivable, accounts payable, and debt obligations. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Leases

At inception of a lease contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. We have one lease classified as a finance lease. For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, management estimates the incremental borrowing rate, which currently is estimated to be 18%. Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Lease components are included in the measurement of the initial lease liability. Additional payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability. Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.  As of  September 30, 2025 and December 31, 2024, the operating right-of-use assets totaled $1,070,000, and $992,000, respectively.  As of  September 30, 2025 and December 31, 2024, the operating lease liability totaled $1,111,000 and $1,027,000, respectively, on our condensed consolidated balance sheets related to our operating leases. The finance lease is related to Clyra.  As of  September 30, 2025 and December 31, 2024, the finance right-of-use asset for Clyra totaled $400,000 and $451,000 and the finance lease liability totaled $383,000 and $448,000, respectively, on our condensed consolidated balance sheets related to our finance lease.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 - 10 years. Additions, renewals, and betterments that significantly extend the life of the asset are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any related gain or loss is reflected in operations for the period.

	September 30, 2025	December 31, 2024
Equipment	$1,711	$1,678
Leasehold improvements	526	526
Total, at cost	2,237	2,204
Less: accumulated depreciation	(573)	(462)
Total equipment and leasehold improvements, net	$1,664	$1,742

Noncontrolling Interest

A noncontrolling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Noncontrolling interests are required to be presented as a separate component of equity on a condensed consolidated balance sheets. Accordingly, the presentation of net loss is modified to present the loss attributed to controlling and non-controlling interests. The noncontrolling interest on the Company’s condensed consolidated balance sheets represents equity not held by the Company. In accordance with ASC 810-10-20, “Noncontrolling Interests” BioLargo consolidates three non-wholly owned subsidiaries - Clyra, BLEST and BETI. Noncontrolling interest of Clyra represents 52% and 48% as of September 30, 2025 and December 31, 2024.  Noncontrolling interest of BLEST represents 26% as of September 30, 2025 and  December 31, 2024.  Noncontrolling interest of BETI represents 4% as of September 30, 2025, and  December 31, 2024.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets The ASU provides an optional practical expedient for estimating future credit losses based on current conditions as of the balance sheet date and assuming those conditions do not change over the remaining life of the accounts receivable. This standard is effective for the Company on January 1, 2026. The Company is currently evaluating this ASU impact on the condensed consolidated results of operations and financial condition.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes references to prescriptive software development stages and includes an updated framework for capitalizing internal software costs. This standard is effective for the Company on January 1, 2028. The Company is currently evaluating this ASU’s impact on the condensed consolidated results of operations and financial condition.

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

During the three and nine months ended  September 30, 2025 we sold 4,222,467 and 8,299,752 shares of our common stock and received $764,000 and $1,587,000 in gross and net proceeds.

We did not sell any shares of our common stock during the three months ended September 30, 2024.  During the nine months ended September 30, 2024, we sold 766,175 shares of our common stock and received $260,000 in gross and net proceeds.

Unit Offerings

We did not sell shares of our common stock in Unit Offerings during three nine months ended September 30, 2025.

We did not sell shares of our common stock in Unit Offerings during the three months ended September 30, 2024. During the nine months ended  September 30, 2024, we sold 1,848,720 shares of our common stock and received $419,000 in gross and $349,000 in net proceeds from seven accredited investors. In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares. (See Note 6, “Warrants Issued in Unit Offering”.)

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of September 30, 2025 and December 31, 2024 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 8, “Debt Obligations of Clyra Medical”).

	September 30, 2025	December 31, 2024
Current portion of debt:
SBA Paycheck Protection Program loan	$43	$43
Vehicle loan, current portion	13	13
Term loan, current portion	17	—
SBA EIDL Loan, matures July 2053, current portion	10	10
Total current portion of debt	$83	$66

Long-term debt:
Vehicle loan, matures March 2029	$32	$41
Term loan, matures April 2028	27	—
SBA EIDL Loan, matures July 2053	131	134
Total long-term debt, net of current	$190	$175

Total	$273	$241

For the three and nine months ended September 30, 2025, we recorded $144,000 and $352,000 of interest expense related to the coupon interest from our debt obligations, inclusive of Clyra Medical debt obligations.

For the three and nine months ended  September 30, 2024, we recorded $14,000 of interest income and $34,000 of interest expense related to the coupon interest from our debt obligations, inclusive of Clyra Medical debt obligations.

Vehicle loan

On February 7, 2023, we entered a loan agreement with Bank of America for the purchase of a commercial vehicle used in operations totaling $80,000, at 5.29% annual interest which matures March 7, 2029. The loan agreement requires monthly payments of $1,000.  As of September 30, 2025, and December 31, 2024, the balance of this loan totals $45,000 and $54,000.

Term Loan

On  April 5, 2025, we entered a term loan agreement with American Express for working capital in the principal amount of $50,000, at 7.98% annual interest, which matures April 10, 2028, and requires monthly payments of $2,000. As of September 30, 2025, the balance of this loan totals $44,000.

SBA Program Loans

On June 3, 2020, ONM Environmental received a $217,000 CARES Act Paycheck Protection Program loan from the SBA. On  February 7, 2022, it received notice that the SBA had forgiven $174,000 of the loan.  ONM Environmental requested reconsideration of the partial-forgiveness determination. As of the date of this report, the SBA has not made a final determination on forgiveness, and no payments are required. As of September 30, 2025, and December 31, 2024, the outstanding balance on this loan totaled $43,000.

In July 2020, ONM Environmental received an Economic Injury Disaster Loan (EIDL) from the SBA in the amount of $150,000. The note has a 3.75% annual interest rate, requires monthly payments of $700, and matures July 2053. As of September 30, 2025, and December 31, 2024, the balance of this loan totaled $141,000 and $144,000, respectively.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for Services

Payment of Officer Salaries

On  September 30, 2025, we issued 177,235 shares of our common at $0.17 per share in lieu of $30,000 of accrued and unpaid obligations to two officers.  On June 30, 2025, we issued 350,751 shares of our common at $0.21 per share in lieu of $70,000 of accrued and unpaid obligations to two officers. On March 31, 2025, we issued 11,250 shares of our common at $0.28 per share in lieu of $3,000 of accrued and unpaid obligations to an officer.

On  September 30, 2024, an officer agreed to convert an aggregate $9,000 of accrued and unpaid salary into 41,087 shares of our common stock at $0.23 per share.  There were no shares of our common stock issued in exchange for unpaid salary during the three months ended  June 30, 2024, or  March 31, 2024.

Payment of Consultant and Vendor Fees

During the three months ended  September 30, 2025, we issued 147,059 shares of our common at $0.17 per share in lieu of $25,000 of accrued and unpaid obligations to consultants and vendors. On June 30, 2025, we issued 564,252 shares of our common at $0.21 per share in lieu of $143,000 of accrued and unpaid obligations to consultants and vendors. During the three months ended  March 31, 2025, we issued 209,080 shares of our common at $0.28 per share in lieu of $58,000 of accrued and unpaid obligations to consultants and vendors.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Expense

During the three and nine months ended September 30, 2025, we recorded an aggregate $844,000 and $1,951,000, and during the three and nine months ended September 30, 2024, we recorded an aggregate $237,000, and $1,264,000, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2024 Equity Incentive Plan, our 2018 Equity Incentive Plan, and outside of these plans. Included in these totals is option expense related to issuances by our subsidiary, Clyra Medical, totaling $193,000 and $599,000 in the three and nine months ended September 30, 2025, and $43,000 and $165,000 in the three and nine months ended September 30, 2024. (See Note 8.)

2024 Equity Incentive Plan

On June 13, 2024, our stockholders adopted the BioLargo 2024 Equity Incentive Plan (“2024 Plan”) as a means of providing our directors, key employees, and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 13, 2034. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The number of shares available to be issued under the 2024 Plan increases automatically on January 1 of each year by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of September 30, 2025, 42,000,000 shares are authorized under the plan, and 27,520,544 remain available for grant.

Activity for our stock options under the 2024 Plan during the nine months ended September 30, 2025, and 2024, is as follows:

	Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	—	$—
Granted	3,482,270	$0.25
Balance, September 30, 2024	3,482,270	$0.25	9.9
Unvested	(1,261,982)	$0.24
Vested Balance, September 30, 2024	2,220,288	$0.25	9.9

Balance, December 31, 2024	5,493,920	$0.23
Granted	8,985,536	$0.21
Balance, September 30, 2025	14,479,456	$0.21	9.2	$—
Unvested	(4,443,293)	$0.21
Vested balance, September 30, 2025	10,036,163	$0.22	9.2	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.17 at September 30, 2025.

The options granted to purchase 8,985,536 shares during the nine months ended September 30, 2025 with an aggregate fair value of $1,577,000 were issued to board of directors, employees and consultants: (i) we issued options to purchase 1,241,688 shares of our common stock to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $235,000; (ii) we issued options to purchase 4,907,811 shares of our common stock to employees as part of employee retention plans; the fair value of employee retention plan options totaled $793,000 and vest over time or based on performance metrics; (iii) we issued options to purchase 2,536,037 shares of our common stock to consultants in lieu of cash for expiring options and for services performed; the fair value of these options totaled $482,000 and (iv) we issued options to purchase 300,000 shares of our common stock to our Chief Financial Officer with a fair value of $67,000 for expiring options. All stock option expense is recorded on our condensed consolidated statement of operations as selling, general and administrative expense.

As of September 30, 2025, there remains $735,000 of stock option expense to be expensed over the next four years.

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

Activity for our stock options under the 2018 Plan during the nine months ended September 30, 2025, and 2024, is as follows:

	Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	41,108,448	$0.19
Granted	1,547,938	$0.30
Exercised	(485,000)	$0.15
Balance, September 30, 2024	42,171,386	$0.19	7.0
Unvested	(3,623,430)	$0.22
Vested Balance, September 30, 2024	38,547,956	$0.19	6.3

Balance, December 31, 2024	42,171,386	$0.19
Exercised	(566,951)	$0.16
Balance, September 30, 2025	41,604,435	$0.19	6.1	$279,000
Unvested	(1,946,350)	$0.23
Vested balance, September 30, 2025	39,658,085	$0.19	6.0	$279,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.17 at September 30, 2025

During the nine months ended September 30, 2025, an option holder elected to exercise 566,951 options using the cashless exercise option in exchange for 265,800 shares of our common stock.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2025, there remains $382,000 of stock option expense to be expensed over the next two years.

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

Activity for our stock options under the 2007 Plan for the nine months ended September 30, 2025 and 2024 is as follows:

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Options Outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	1,564,085	$0.61
Expired	(406,585)	$0.61
Balance, September 30, 2024	1,157,500	$0.61	1.3

Balance, December 31, 2024	1,157,500	$0.53
Expired	(777,500)	$0.48
Balance, September 30, 2025	380,000	$0.63	1.3	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.17 at September 30, 2025.

Non-Plan Options

Activity of our non-plan stock options issued for the nine months ended September 30, 2025 and 2024 is as follows:

	Non-plan Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	17,375,044	$0.39
Granted	85,251	$0.23
Expired	(865,199)	$0.51
Exercised	(463,882)	$0.17
Balance, September 30, 2024	16,131,214	$0.39	2.6
Unvested	(437,500)	$0.45
Vested Balance, September 30, 2024	15,693,714	$0.39	2.3

Balance, December 31, 2024	15,687,642	$0.40
Granted	32,143	$0.28
Expired	(1,793,434)	$0.39
Balance, September 30, 2025	13,926,351	$0.40	2.1	$22,000
Unvested	(218,750)	$0.44
Vested balance, September 30, 2025	13,707,601	$0.39	2.1	$22,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.17 at September 30, 2025.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended September 30, 2025, we issued options to purchase an aggregate 32,143 shares of our common stock at $0.28 per share to vendors for fees for services.  The fair value of the options issued totaled an aggregate $8,000 and is recorded in our selling, general and administrative expense.  As of September 30, 2025, there remains $55,000 of stock option expense to be expensed over the next one year.

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

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, for the nine months ended September 30, 2025 and 2024 is as follows:

	Warrants outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic value(1)
Balance, December 31, 2023	51,590,300	$0.27
Granted	4,127,516	$0.27
Exercised	(3,278,337)	$0.24
Expired	(20,534,700)	$0.23
Vested Balance, September 30, 2024	31,904,779	$0.29	3.5

Balance, December 31, 2024	31,615,616	$0.29
Expired	(2,634,698)	$0.22
Vested Balance, September 30, 2025	28,980,918	$0.29	1.8	$2,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.17 at September 30, 2025.

Warrants issued in Unit Offerings

We did not issue any warrants in conjunction with unit offerings in the nine months ended September 30, 2025.

There were no warrants issued during the three months ended September 30, 2024.  During the three months ended   June 30, 2024, we issued six-month stock purchase warrants to purchase an aggregate 454,547 shares of our common stock at $0.33 per share, and five-year stock purchase warrants to purchase an aggregate 454,547 shares of our common stock at $0.33 per share, in conjunction with the sale of stock to investors in our Unit Offerings (see Note 3). The relative fair value of the warrant component of the units sold to investors totaled $93,000.  During the three months ended   March 31, 2024, we issued six-month stock purchase warrants to purchase an aggregate 1,394,737 shares of our common stock at $0.23 per share, and five-year stock purchase warrants to purchase an aggregate 1,394,737 shares of our common stock at $0.29 per share, in conjunction with the sale of stock to investors in our Unit Offerings (see Note 3). In addition to warrants issued to investors, we issued five-year stock purchase warrants to purchase an aggregate 428,948 shares of our common stock at $0.19 per share as commissions. The relative fair value of the warrant component of the units sold to investors totaled $201,000.  The Black-Scholes model was used to calculate relative fair value, further discounted by the beneficial conversion feature and the value of the common stock component.

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

Note 7. Accounts Payable and Accrued Expenses

As of September 30, 2025, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	BioLargo Canada	BETI	BEST	Intercompany amounts	Totals
Accounts payable	$315	$341	$87	$49	$—	$—	$(3)	$789
Accrued payroll	9	83	2	-	-	8	-	102
Total								$891

As of December 31, 2024, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	BioLargo Canada	BETI	BEST	Intercompany amounts	Totals
Accounts payable	$221	$511	$73	$24	31	$—	$(34)	$826
Accrued payroll	12	68	40	—	—	—	—	120
Total								$946

See Note 8, “Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Noncontrolling Interest – Clyra Medical

As discussed in Note 2 above, we consolidate the operations of our partially owned subsidiary Clyra Medical.

Debt Obligations of Clyra Medical

Secured Promissory Notes

During the nine months ended September 30, 2025, Clyra issued secured promissory notes in the aggregate amount of $436,000, the funds of which were used to purchase equipment for at-scale manufacture of its products. The notes bear interest at the rate of 15% per annum, mature on December 31, 2026, require interest-only payments until maturity, and may be pre-paid at any time. Each investor received a warrant to purchase the number of Clyra common shares equal to the face amount of the note divided by six, at an exercise price of $6.00 per share, expiring  December 31, 2029.  Warrant to purchase 72,667 shares of Clyra common stock were issued. The fair value of the warrants totaled $99,000 and is recorded as a debt discount, which is amortized as interest expense over the term of the secured promissory note.  As of September 30, 2025 and December 31, 2024, the balance outstanding totaled $1,300,000 and $864,000.

Convertible Promissory Notes

During the nine months ended September 30, 2025, Clyra issued convertible promissory notes in the aggregate amount of $250,000. The notes bear interest at the rate of 10% per annum, mature two years after the issuance date, require interest-only payments until maturity, and may be pre-paid at any time.  Each investor received a warrant to purchase the number of Clyra common shares equal to the face amount of the note divided by six, at an exercise price of $7.50 per share, expiring August 1, 2027.  Warrants to purchase 41,667 shares of Clyra common stock were issued.  The fair value of these warrants issued totaled $52,000 and is recorded as a debt discount and will be amortized to interest expense over the term of the convertible promissory note.  As of September 30, 2025 the balance outstanding totaled $250,000.

Guaranteed Note Offering

During the nine months ended September 30, 2025, Clyra issued the convertible promissory notes in the aggregate amount of $575,000. The notes bear interest at the rate of 15% per annum, matures July 15, 2027, and is guaranteed by the Company’s largest stockholder, BioLargo Inc. The notes may be converted at $6.00 per share by the holder at any time, and by Clyra upon the occurrence of certain events which have been satisfied as of May 15, 2025. Each investor received a warrant to purchase an aggregate of number of Clyra common shares equal to the face amount of the note divided by six, at an exercise price of $6.50 per share, expiring July 15, 2028. Warrants to purchase 88,462 shares of Clyra common stock were issued. The fair value of these warrants issued totaled $80,000 and is recorded as a debt discount and will be amortized to interest expense over the term of the guaranteed note offering.  As of September 30, 2025 the balance outstanding totals $575,000.

The Black-Scholes model is used to calculate the initial fair value of the warrants issued as part of the Clyra Medical debt obligations, we used a stock price on the date of grant of $6.00 per share, volatility ranging between 35 - 43%. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

Line of Credit

On June 30, 2020, Clyra Medical entered into a Revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC ("Vernal") committed to provide a $1,000,000 inventory line of credit. Since inception, Clyra Medical received $260,000 in draws and made repayments totaling $126,000. The interest rate on this line of credit is 15%. On  December 13, 2022, Clyra and Vernal amended the Revolving Line of Credit Agreement extending the maturity date of the line of credit to  September 30, 2024, and modifying the payment terms such that amounts of principal due in each month are capped at a maximum of 15% of the principal amount then due under the note. The maturity date has not been further extended, and Clyra continues to provide monthly reporting and make interest payments to Vernal as required. As of September 30, 2025 and December 31, 2024 the balance outstanding on this line of credit totaled $134,000.

Equity Transactions

As of September 30, 2025, Clyra had 11,268,795 shares issued and outstanding, of which 746,418 and 330,000 were Series A and Series B Preferred shares, respectively.  As of December 31, 2024, Clyra had 10,544,527 shares issued and outstanding, of which 746,418 were Series A Preferred shares. As of September 30, 2025, and December 31, 2024, of the outstanding amount, BioLargo owned 5,305,156, common shares and 165,765 Series A Preferred shares.

BioLargo Conversion of Intercompany Balances

In June 2024, BioLargo converted $741,000 owed to it by Clyra into 148,156 shares of Clyra common stock.

Sales of Series B Preferred Stock

In an offering that closed in October 2025, Clyra sold 330,000 shares of its Series B Preferred Stock, and in exchange received $2,145,000 in gross and net proceeds. Purchasers of the Series B Preferred Stock also received warrants to purchase an aggregate 165,000 shares of common stock for $7.50 per share, expring three years from the grant date. The fair value of the warrants issued totaled $94,000.

Sales of Common Stock

During the nine months ended September 30, 2025, Clyra sold 49,167 shares of its common stock, and issued 24,584 warrants to purchase shares of its common stock at $7.50 per share, expiring  February 28, 2027, from five accredited investors. In exchange, it received $295,000 in gross proceeds.  The relative fair value of these warrants totaled $38,000.

During the nine months ended  September 30, 2024, Clyra sold 297,397 shares of its common stock, and issued warrants to purchase 146,083 shares of its common stock at $7.50 per share, expiring February 28, 2027, from five accredited investors. In exchange, it received $1,290,000 in gross proceeds.

Common Stock issued for services

During the nine months ended September 30, 2025, Clyra issued 31,391 shares of its common stock to vendors for services performed in lieu of cash totaling $60,000 and issued a warrant to purchase 7,849 shares of its common stock at $6.00 per share, expiring 5 years from the grant date. The relative fair value of these warrants totaled $6,000.

During the nine months ended September 30, 2024, Clyra issued 11,331 shares of its common stock to vendors for services performed in lieu of cash totaling $29,000.

Warrant issued for accounts payable

During the nine months ended September 30, 2025, Clyra issued a warrant to purchase 13,847 shares of common stock to a vendor in exchange for services.  The warrant has an exercise price is $7.50, expires three years from the date of grant, and the fair value totaled $8,000.

Warrant Holder Unit Offering

During the nine months ended September 30, 2025, Clyra allowed existing warrant holders to purchase up to two times the number of warrants they held at their current exercise price and receive, in addition to the shares exercised, an additional warrant equal the number of shares purchased with an exercise price is $7.50 per share to expire June 30, 2028. Clyra received $1,894,000 in gross and net proceeds, and issued warrants to purchase 336,916 shares of its common stock from 26 accredited investors. The relative fair value of these warrants totaled $212,000.

Sales of Series A Preferred Stock

In an offering that closed in October 2023, Clyra sold 746,618 shares of its Series A Preferred Stock, and in exchange received $1,800,000 in gross and net proceeds. Purchasers of the Series A Preferred Stock also received a 3-year warrant to purchase the same number of additional shares of common stock for $3.72 per share. The fair value of the warrants issued totaled $524,000. Shares of Series A Preferred Stock earn a dividend of 15% each year, compounding annually; the company is under no obligation to pay such dividends in cash, and such dividends automatically convert to common stock upon conversion of the Series A Preferred Stock to common stock. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock and automatically convert upon the completion of a public offering of shares in which at least $5,000,000 of gross proceeds is received by the company. Accrued dividends  may be converted to common stock at a conversion rate of $3.10 per share.  As of September 30, 2025 and December 31, 2024, the Preferred Series A accrued and unpaid dividend totaled $849,000 and $590,000, respectively. Each investor also entered into an agreement with BioLargo whereby the investor  may exchange some or all of its Series A Preferred stock, plus accrued dividends, into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 30 prior trading days. Elections  may be made during the period beginning  January 1, 2025, and ending on  June 30, 2026. As of September 30, 2025, no investors have elected to convert.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Clyra Stock Options

	Clyra Options Outstanding	Weighted average price per share	Weighted average remaining life
Balance, December 31, 2023	1,478,922	$0.31
Granted	72,610	$4.18
Balance, September 30, 2024	1,551,532	$1.20	6.4

Balance, December 31, 2024	1,976,863	$1.00
Granted	103,774	$4.50
Balance, September 30, 2025	2,080,637	$1.17	6.3
Unvested	176,667	$0.69
Vested Balance, September 30, 2025	2,257,304	$1.22	6.0

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis.  The fair value of the options issued totaled $164,000 in the nine months ended September 30, 2025, and $131,000 in the nine months ended September 30, 2024. The Black-Scholes model is used to calculate the initial fair value, during the nine months ended September 30, 2025 and 2024, we used a stock price on the date of grant of $4.50 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

As of September 30, 2025, there remains $508,000 of stock option expense to be expensed over the next one year.

	September 30, 2025	September 30, 2024
Risk free interest rate	4.27 - 4.45%	3.95 - 4.34%
Expected volatility	21 - 43%	43 - 49%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	10	10

Clyra Warrants

	Clyra Warrants Outstanding	Weighted average price per share	Weighted average remaining life
Balance, December 31, 2023	749,911	$3.74
Granted	146,083	$7.50
Vested Balance, September 30, 2024	895,994	$4.03	2.2

Balance, December 31, 2024	1,183,182	$4.84
Granted	747,991	$7.15
Exercised	(241,073)	$6.55
Vested Balance, September 30, 2025	1,690,100	$5.38	1.8

Accounts Payable and Accrued Expenses

At September 30, 2025, and December 31, 2024, Clyra had the following accounts payable and accrued expenses (in thousands):

Category	2025	2024
Accounts payable	$265	$247
Accrued dividend	849	590
Accrued payroll	20	30
Total	$1,134	$867

Sale and leaseback of equipment

On  December 4, 2024, Clyra entered into an agreement whereby it sold and leased back certain equipment to be used in the manufacturing of its wound irrigation solution. Clyra received $350,000 cash and a secured promissory note in the principal amount of $82,000 which bears interest at 15%, requires interest be paid monthly, and the principal balance due on  December 4, 2028. The obligations of the Note are secured by the equipment pursuant to a security agreement. At the end of the lease term, Clyra has the option to purchase the equipment for $82,000. Concurrently, Clyra leased the equipment for a 49-month term.  The remaining lease payments total $486,000.

Year ending
December 31, 2025	$36
December 31, 2026	150
December 31, 2027	150
December 31, 2028	150
Total minimum lease payments	$486
Less imputed interest	(103)
Total finance lease liabilities	$383

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. BioLargo Engineering, Science and Technologies, LLC

In  September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into an office lease in the Knoxville, Tennessee area, and entered into employment agreements with six scientists and engineers. BLEST was capitalized with two classes of membership units: Class A, 100% owned by BioLargo, and Class B, held by management of BLEST, and which initially had no “profit interest,” as that term is defined in Tennessee law. Class B members were also granted options to purchase up to an aggregate 1,750,000 shares of BioLargo common stock. The profit interest and option shares are subject to a five-year vesting schedule tied to the performance of the subsidiary. As of September 30, 2025 and December 31, 2024, Class B members have earned 26% profit interest.

Note 10. BioLargo Energy Technologies, Inc.

BioLargo Energy Technologies, Inc. (“BETI”) was formed for the purpose of commercializing a proprietary liquid sodium battery technology. BioLargo purchased 9,000,000 shares of its common stock upon its formation and was initially its sole stockholder.

During the three months ended September 30, 2025, BETI sold 27,017 shares of its common stock at $3.70 per share to on accredited investor and received $100,000 in gross and net proceeds.  During the three months ended  March 31, 2024, BETI sold 20,000 shares of its common stock at $2.50 per share to one accredited investor and received $50,000 in gross and net proceeds.  The investors entered into an agreement with BioLargo whereby the investor  may exchange some or all of its shares of BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 20 trading days prior to the election to exchange. Elections must be made prior to December 31, 2025.

During the three months ended September 30, 2025, an investor elected to exchange 25,000 shares of BETI common stock into 153,261 shares of BioLargo common stock. In exchange for the issuance of the shares of BioLargo common stock, BioLargo received and now holds the 25,000 exchanged shares of BETI common stock.

As of September 30, 2025, BETI had 9,514,027 issued and outstanding shares, of which BioLargo holds 9,095,000 (96%).

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

Other than ONM Environmental, none of our operating business units have operated at a profit, and therefore have required additional cash to meet its monthly expenses, except for Clyra Medical primarily funded through BioLargo’s sales of debt or equity, research grants, and tax credits. BETI and Clyra Medical have also been funded by third party investors who invest directly in exchange for equity ownership in that entity.

The segment information for the three and nine months ended September 30, 2025, and 2024, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
ONM Environmental	$776	$3,853	$5,583	$12,437
BLEST	450	824	2,080	2,439
BioLargo Canada	37	—	46	—
Intersegment revenue	(160)	(326)	(561)	(754)
Total	$1,103	$4,351	$7,148	$14,122

Stock option expense
BioLargo corporate	$(651)	$(194)	$(1,352)	$(1,099)
Clyra Medical	(193)	(43)	(599)	(165)
Total	$(844)	$(237)	$(1,951)	$(1,264)

Depreciation expense
BioLargo corporate	$(9)	$(9)	$(28)	$(28)
ONM Environmental	(11)	(10)	(34)	(27)
BLEST	(9)	(17)	(37)	(53)
Clyra Medical	(3)	(3)	(7)	(7)
BETI	(2)	—	(6)	—
Total	$(34)	$(39)	$(112)	$(115)

Research and development expense
BioLargo corporate	$(175)	$(301)	$(642)	$(838)
BLEST	(222)	(157)	(541)	(845)
BETI	(47)	(133)	(161)	(346)
BioLargo Canada	(100)	(134)	(356)	(311)
Clyra Medical	(231)	(291)	(795)	(512)
Intersegment R&D	160	326	561	754
Total	$(615)	$(690)	$(1,934)	$(2,098)

Operating income (loss)
BioLargo corporate	$(1,172)	$(798)	$(3,034)	$(3,165)
ONM Environmental	(3,807)	1,382	(2,026)	4,668
BLEST	(403)	(375)	(763)	(1,067)
BETI	(128)	(194)	(346)	(575)
BEST	(83)	(59)	(208)	(174)
BioLargo Canada	(104)	(160)	(404)	(383)
Clyra Medical	(1,483)	(857)	(4,063)	(2,019)
Total	$(7,180)	$(1,061)	$(10,844)	$(2,715)

Interest income (expense)
BioLargo corporate	$(5)	$(3)	$(14)	$(6)
ONM Environmental	(1)	—	(4)	(4)
BLEST	—	—	—	—
Clyra Medical	(138)	(9)	(334)	(22)
Total	$(144)	$(12)	$(352)	$(32)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2025	BioLargo	ONM	BLEST	CLYRA	BETI	BEST	BioLargo Canada	Elimination	Total
Tangible assets	$678	$2,565	$850	$3,659	$87	$—	$1	$(203)	$7,637
Operating lease right-of use	268	—	627	175	—	—	—	—	1,070
Finance lease right-of-use	—	—	—	400	—	—	—	—	400
Investment in South Korean joint venture	23	—	—	—	—	—	—	—	23
Total	$969	$2,565	$1,477	$4,234	$87	$—	$1	$(203)	$9,130

As of December 31, 2024	BioLargo	ONM	BLEST	CLYRA	BETI	BEST	BioLargo Canada	Elimination	Total
Tangible assets	$775	$5,879	$790	$1,696	$46	$—	$104	$(234)	$9,056
Operating lease right-of use	333	—	659	—	—	—	—	—	992
Finance lease right-of-use	—	—	—	451	—	—	—	—	451
Investment in South Korean joint venture	14	—	—	—	—	—	—	—	14
Total	$1,122	$5,879	$1,449	$2,147	$46	$—	$104	$(234)	$10,513

Note 12. Leases

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the condensed consolidated statement of operations and comprehensive loss on a straight-line basis over the term of the operating lease agreement. Short-term leases less than one-year are not included in our analysis. For the three and nine months ended September 30, 2025, rental expense totaled $72,000 and $264,000; and for the three and nine months ended September 30, 2024, rental expense totaled $92,000 and $268,000   The lease of our Westminster facility expires  August 2027.  In August 2025, Clyra Medical entered into a 5-year office lease. The 5-year lease added $184,000 to our right of use and lease liability and on our September 30, 2025, condensed consolidated balance sheets. The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.  As of September 30, 2025, the weighted average remaining lease term for our operating leases was six years and the total remaining operating lease payments is $1,788,000.

Future minimum lease payments under noncancelable leases, reconciled to the Company’s discounted operating lease liabilities are as follows:

	BioLargo
Year ending	Corp / ONM	CLYRA	BLEST	Total
December 31, 2025	$41	$11	$40	$92
December 31, 2026	166	58	160	384
December 31, 2027	113	59	163	335
December 31, 2028	—	60	166	226
December 31, 2029	—	61	170	231
Thereafter	—	36	484	520
Total minimum lease payments	$320	$285	$1,183	$1,788
Less imputed interest	(51)	(104)	(522)	(677)
Total operating lease liabilities	$269	$181	$661	$1,111

Note 13. Subsequent Events

The Company has evaluated subsequent events through the date of the filing of this Quarterly Report and report the following.

Stock Issuances

Subsequent to September 30, 2025, we have sold 2,309,974 shares of our common stock to Lincoln Park (see Note 3), and received $358,000 in gross and net proceeds.

Clyra Medical Financing Activities

Subsequent to September 30, 2025, Clyra Medical issued 23,077 shares of its common stock, and warrants to purchase 11,538 shares of its common stock, and in exchange, received a $150,000 investment from one accredited investor.

Legal Proceedings

On November 11, 2025, BioLargo Inc. and ONM Environmental Inc. filed a lawsuit against Pooph Inc. (and related party Ikigai Marketing Works LLC) in the United States District Court, Central District of California, case number 8:25-cv-02516, alleging patent infringement (35 U.S.C. 271), false advertising (15 U.S.C. 1125), and state law claims including breach of contract, false promise, unfair and fraudulent business practices, and constructive fraud. In the suit, we seek (i) an order that the defendants have infringed on our patents, an injunction enjoining defendants from further infringing on our patents, and accounting for defendants' gains and profits; (ii) an order that defendants have violated Section 43(a) of the Lanham Act, an injunction preventing defendants from using product reviews based on our proprietary technology with their newly formulated products, and an accounting and damages for these violations; (iii) compensatory damages for unpaid royalties of $1,667,292; (iv) compensatory damages for unpaid product purchased from ONM Environmental of $2,154,110, (v) compensatory damages in an amount according to proof for false promises and unfair and fraudulent business practices; (vi) treble and/or exemplary damages; and (vii) costs and attorneys fees. Also on November 11, 2025, Pooph Inc. served ONM Environmental with a lawsuit venued in the Orange County, California Superior Court filed September 11, 2025, case number 30-2025-01511009, alleging ONM Environmental breached the terms of, and the implied covenant of good faith and fair dealing of, the Preferred Master Manufacturing Agreement, seeking damages in an amount to be determined, as well as unjust enrichment, interest, and attorneys fees and costs, arising out of the manufacture and sale of the Pooph-branded products, including the Litterizer cat-litter additive, and ONM Environmental's refusal to fill purchase orders while Pooph Inc. was in breach of contract for failure to pay past due monies. ONM Environmental disputes the allegations and intends to vigorously defend the lawsuit. While the outcomes of the lawsuits are uncertain, management believes that the resolutions of these proceedings will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. However, adverse outcomes could materially impact future financial results.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2025, unless expressly stated otherwise, and we undertake no duty to update this information.

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

We operate our business in distinct business segments:

●	Odor and VOC control products, including consumer pet and household products and CupriDyne Clean Industrial Odor Eliminator, sold by our subsidiary ONM Environmental, Inc.;

●

Water treatment equipment and solutions, including our PFAS remediation system the Aqueous Electrostatic Concentrator (AEC), our water reuse and recycling technology co-developed with Garratt-Callahan called AROS, and sold by our subsidiary BioLargo Equipment Solutions & Technologies, Inc.;

●

Battery energy storage systems designed for grid-scale energy storage and other industrial uses under the brand name CellinityTM being developed by our partially owned (96%) subsidiary BioLargo Energy Technologies, Inc.;

●	Medical products based on our technologies sold by our partially owned (48%) subsidiary Clyra Medical Technologies, Inc.;

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

Odor Control (Consumer and Industrial)

ONM Environmental, Inc. ("ONM") is BioLargo’s wholly-owned subsidiary that delivers robust and comprehensive products and services to control and mitigate odor and VOCs for both consumer and industrial applications. Its flagship product – CupriDyne® Clean – is applied to odor-emitting masses such as landfills and composting facilities by misting systems, sprayers, water trucks and similar water delivery systems designed, manufactured and installed by ONM. It is also sold to third parties under private label brands.

Consumer Private-Label Products

We sell privately labeled odor-control products based on our technologies to third parties who market and sell the products under their own brand names. The most successful thus far has been pet odor control products sold under the brand name "Pooph" by Pooph Inc. In addition to purchasing product from us at an agreed-upon manufacturing margin, Pooph Inc. agreed to pay us a six percent royalty on their sales in exchange for exclusive rights to our technology for pet odors, and agreed that if they sold their brand to a third party, we would receive 20% of the exit value. Pooph defaulted on their payments, we revoked their license to sell pet products with our technology, and sued Pooph for patent infringement and other claims in order to protect our intellectual property. (See subheading "Credit Loss Expense, Pooph Litigation" in Results of Operations, below.)

We are focused on redeploying its technology with new partners that share our commitment to quality, transparency, and integrity, and expand the reach of our proven odor-control technology into new markets, providing consumers with safe, effective, and environmentally friendly products. We do not expect the Pooph litigation to affect our other business units or growth strategy. The success of the pet-odor consumer products is an example of our goal to develop distribution channels that do not rely on our in-house sales and distribution infrastructure. While Pooph is by far the company’s most successful private label product thus far, we sell other private label odor-control products and continue to pursue related business opportunities as a means of tapping into new markets.

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

BioLargo Equipment Solutions & Technologies – Innovative Water Treatment Solutions

Over the years, we have developed multiple innovative technologies and equipment platforms that focus on challenging issues in the water treatment industry, including the AEC (developed to remove per- and polyfluoroalkyl substances, aka "PFAS"), and the AROS water reuse technology (for industrial cooling tower water recycling such as in data centers, co-developed with Garratt-Callahan). We sell these products through our wholly-owned subsidiary BioLargo Equipment Solutions & Technologies, Inc. (“BEST”), which manages the sales and distribution of our water treatment products and related services.

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

The AEC’s commercial roll-out is being executed with the help of a network of sales representative organizations whose role will be to market and sell the treatment system, related equipment, and the Company’s engineering services to municipal and industrial customers across the country. We have secured channel partner agreements with several sales representative organizations ensuring coverage for most of the continental United States. The AEC for our PFAS project in New Jersey has been built and is ready for delivery and installation, now waiting on the completion of other supporting infrastructure. We believe the New Jersey project will represent a key milestone for the commercialization of the AEC, as we believe industry validation of the technology in a first municipal drinking water treatment project will play an important role in showcasing the AEC’s distinct advantages over incumbent technologies like carbon filtration and ion exchange. As we progress through the commercial rollout of our AEC technology, we continue to invest in innovation aimed at enhancing its commercial viability. These efforts are focused on improving system performance, reducing lifecycle costs, and strengthening the AEC’s competitive economic position within the PFAS treatment market. We remain committed to delivering scalable, cost-effective solutions that align with evolving regulatory requirements and market demand.

We believe we are well-positioned in the PFAS-removal market for multiple reasons. We have successfully completed over a dozen pilot studies with prospective customers’ PFAS contaminated water from a variety of source waters including groundwater, wastewater and leachate; we have successfully maintained operation of our AEC PFAS treatment system for over 10,000 hours continuously, thus demonstrating its resilience to long-term use; we have submitted bids and proposals and have received indications of interest from a wide range of customer types; we have added several high-profile experts from the industry to our team who are assisting in opening doors to potential clients and collaborators; we have entered into discussions about partnership and opportunities for collaboration with industry-leading firms who have a gap in their PFAS treatment technology portfolio. While these opportunities do not convert into commercial sales overnight, but they represent strong avenues for accelerating adoption of our PFAS treatment solution.

AROS Minimal Liquid Discharge Water Treatment

In partnership with Garratt-Callahan, one of the country’s oldest and largest privately held water treatment companies, our engineers developed a “minimal liquid discharge” wastewater treatment system called the Aqueous Reuse Optimization System (AROS) that is designed to minimize industrial wastewater discharges and thus the associated regulatory fees. The system is particularly well-suited for cooling towers at data centers and other high-water-use facilities. Garratt-Callahan, who invented and patented the technology, is actively marketing the AROS system to its existing customer base and to new prospective customers. BLEST will serve as the manufacturing partner and Garratt-Callahan will serve as the selling distributor to leverage their national sales force and over one hundred years of providing services and products to customers.

Advanced Oxidation System (AOS)

The Advanced Oxidation water treatment system (AOS) is our patented water treatment device that generates highly oxidative and energetic species of iodine and other molecules which allow it to eliminate pathogenic organisms and organic contaminants rapidly and effectively as water passes through the device. The key value proposition of the AOS is its ability to reduce or eliminate a wide variety of waterborne contaminants with high performance, including the normally hard-to-treat class of recalcitrant water contaminants called “micropollutants”, while using very little electricity and input chemicals. The AOS has been proven capable of removing hard-to-treat organic micropollutants such as pharmaceuticals from water more quickly and energy-efficiently than other technologies. While the AOS has demonstrated exceptional performance in both laboratory and pilot-scale testing, current U.S. regulatory frameworks have not yet matured to support broad adoption of advanced oxidation technologies for micropollutant removal. Additionally, the domestic market remains dominated by low-cost chemical disinfection solutions. In light of these market conditions, we have elected to pause daily development activities on the AOS in the near term. However, we continue to monitor evolving regulatory trends in the U.S. and are exploring the possibility of international commercialization opportunities, particularly in Europe where regulatory mandates for micropollutant removal are more advanced. Our business development efforts remain focused on strategic partnerships in the European market and on domestic industrial and pharmaceutical wastewater applications where micropollutants are a significant driver of surcharge fee.

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

BETI operates out of a pilot-scale battery production facility in our Oak Ridge Tennessee engineering headquarters, and is currently manufacturing and testing prototype battery cells. A third party has confirmed many of the technology's exceptional performance claims that we believe will make it an attractive battery technology for long duration energy storage and other industrial uses such as artificial intelligence data centers, electric vehicle charging stations, and renewal energy, including the stability of the chemistry of the battery cell and the reliability of the component construction as a sealed, non-venting cell design with no self-discharging, and the battery's ability to quickly charge and discharge at a high voltage. It has also been proven that the battery can withstand catastrophic physical insults without causing fire or explosion, one of the battery’s key features. With this data confirmed by a third party, our engineers have begun work advancing Cellinity's development, including the design of a larger sized battery cell that would then be incorporated into battery packs, modules and batteries meant for industrial facilities. Simultaneously, our engineers are working to develop manufacturing processes that would allow scale production and a supply chain necessary to ensure costs of goods in line with market demand and conditions.

We believe our Cellinity batteries will have features that far surpass comparable lithium-ion batteries, the dominant incumbent technology in the market, including:

●	Increased safety, no runaway fire risks, and a more sustainable design – with no rare-earth elements – that is capable of being manufactured completely from a domestic supply chain;
●	Ability to charge and discharge completely, with no degradation of performance, ensuring virtually unlimited charge/discharge cycles, and without self-discharge and no out-gassing; and
●	Increased energy efficiency and energy density, and expected useful life expectancy of up to 20 years or more.

We are exploring multiple opportunities to commercialize our Cellinity batteries through joint ventures with third parties. The third parties would finance the construction of independent battery manufacturing facilities designed and built under the direction of our engineers, and the joint venture would market, manufacture and distribute batteries. BioLargo would (i) receive a minority equity position in each joint venture, (ii) separately manufacture and sell at a profit to the joint venture certain proprietary battery components, and (iii) receive a royalty on the revenues of the joint venture.

Given the global growing demand for better batteries, and, while we are witnessing a number of current examples in which battery manufacturers have secured forward-contracts to supply batteries to its customers with backlogs of orders that amount to multiple years of production capacity, we believe our offer to partner with customers to secure needed inventory provides for a clear potential pathway to access capital, and more readily scale up production to meet demand around the world. At this point, we do not intend to finance and build our own manufacturing facilities, nor would we develop in-house sales channels, although that possibility remains an option to explore if needed.

Clyra Medical Technologies, Inc.

Our partially owned subsidiary Clyra Medical Technologies, Inc. is a healthcare company that is developing and commercializing products based on our technologies designed to safely treat wound and skin infections and promote wound healing, while reducing the need for antibiotics. Clyra is working closely with a medical device and cosmetics manufacturer founded over 50 years ago, Keystone Industries, to ready at-scale manufacturing. Keystone has invested over $3 million in equipment and infrastructure in its manufacturing facilities. Clyra has invested over $2 million in molds, equipment and resources to support scale manufacturing. Clyra has recently formalized relationships with multiple wholesale distributors and sales agents, and has the infrastructure in place to support their efforts to sell Clyra’s products to the medical industry. Clyra’s management team includes Chief Medical Officer Dr. Steven J. Kavros, a twenty-year veteran of the Mayo Clinic in roles such as Director at the Rochester Mayo Clinic’s Gonda Vascular Wound Healing Center, Nick Valeriani, who enjoyed a 34-year career with Johnson and Johnson where he held numerous leadership positions in engineering, manufacturing, sales and marketing, and Linda Park of Edwards Lifesciences, where she serves as Corporate Secretary, Senior Vice President and Associate General Counsel, and as a board member of the Edwards Lifesciences Foundation.

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

BLEST operates out of an engineering facility in Oak Ridge, Tennessee (a suburb of Knoxville), and employs a group of scientists and engineers, many of whom are owners of the entity (BioLargo owns 74% as of September 30, 2025 and December 31, 2024). The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. Many of the other team members are also former employees of CB&I and Shaw, with the exception of more recent staff hires. The team is highly experienced across multiple industries and we believe are considered experts in their respective fields, including: chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting, project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities. The team has decades of high-level experience in the energy industry. The engineering team has also developed an extended network of trusted engineering subcontractors that assist in serving specific client projects as needed.

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

Results of Operations

Our revenues decreased  75% and 49% in the three and nine months ended September 30, 2025, as compared with the same periods in 2024, primarily due to a decreased volume of sales of our pet odor control product private labeled to a third party under the brand name “Pooph” (see discussion of related litigation in Part I, Item 2, above). During the three and nine months ended September 30, 2025, revenues from sales to Pooph comprised 35% and 64% of our consolidated revenue; compared to the three and nine months ended September 30, 2024, it comprised 74% and 76% of our consolidated revenue.  Our financial statements separate revenue based on products and services. Revenues from the sale of products for the three and nine months ended September 30, 2025, decreased 80% and 58% over the same periods in 2024.  Revenues from services for the three and nine months ended September 30, 2025, decreased  21% and  116% over the same periods in 2024.

Credit Loss Expense, Pooph Litigation

On June 6, 2025, ONM Environmental entered into an amendment to the Preferred Master Manufacturing Agreement with Ikigai Holdings, LLC and Pooph Inc. to allow Pooph Inc. to pay past due amounts of $1,378,141 in royalties and $2,385,468 on product invoices through a weekly payment plan bearing 10% interest and maturing July 3, 2026 (the “PMMA Amendment”). This amount was recorded on our balance sheet at June 30, 2025, as a note receivable. The PMMA Amendment also modified payment and invoicing terms on existing and future product purchase orders, and allowed BioLargo to withhold product if the payment terms were not met. On August 5, 2025, Pooph Inc. delivered a royalty report due for the second quarter of 2025, but did not pay the $463,520 in royalties due. On August 15, 2025, it failed to make the weekly payment required pursuant to the PMMA Amendment, and has not made a payment since. On September 19, 2025, Pooph Inc. disclosed that it had been working independently on developing a new formula for Pooph-branded products to replace BioLargo's formula, and that it was terminating the Preferred Master Manufacturing Agreement, citing our refusal to deliver products. On September 24, 2025, BioLargo and ONM delivered notice to Pooph that the grant of license was immediately revoked due to Pooph’s failure to pay royalties, and that it was terminating the License Agreement in its entirety with 150 days’ notice. The notice further advised that Pooph is not allowed to market or sell products that incorporate, use, or are based on, in whole or in part, BioLargo’s patents and proprietary information, including but not limited to know-how, disclosed to Pooph, and that absent reinstatement of the grant of license, Pooph must immediately stop marketing and selling any such products in its possession, custody or control (or sold through market portals or platforms such as Amazon).

On November 11, 2025, we (BioLargo Inc. and ONM Environmental Inc.) filed a lawsuit against Pooph Inc. (and related party Ikigai Marketing Works LLC) in the United States District Court, Central District of California, case number 8:25-cv-02516, alleging patent infringement (35 U.S.C. 271), false advertising (15 U.S.C. 1125), and state law claims including breach of contract, false promise, unfair and fraudulent business practices, and constructive fraud. In the suit, we seek (i) an order that the defendants have infringed on our patents, an injunction enjoining defendants from further infringing on our patents, and accounting for defendants' gains and profits; (ii) an order that defendants have violated Section 43(a) of the Lanham Act, an injunction preventing defendants from using product reviews based on our proprietary technology with their newly formulated products, and an accounting and damages for these violations; (iii) compensatory damages for unpaid royalties of $1,667,292; (iv) compensatory damages for unpaid product purchased from ONM Environmental of $2,154,110, (v) compensatory damages in an amount according to proof for false promises and unfair and fraudulent business practices; (vi) treble and/or exemplary damages; and (vii) costs and attorneys fees. Also on November 11, 2025, Pooph Inc. served ONM Environmental with a lawsuit venued in the Orange County, California Superior Court filed September 11, 2025, case number 30-2025-01511009, alleging ONM Environmental breached the terms of, and the implied covenant of good faith and fair dealing of, the Preferred Master Manufacturing Agreement, seeking damages in an amount to be determined, as well as unjust enrichment, interest, and attorneys fees and costs, arising out of the manufacture and sale of the Pooph-branded products, including the Litterizer cat-litter additive, and ONM Environmental's refusal to full purchase orders while Pooph Inc. was in breach of contract for failure to pay past due monies. ONM Environmental disputes the allegations and intends to vigorously defend the lawsuit. While the outcomes of the lawsuits are uncertain, management believes that the resolutions of these proceedings will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. However, adverse outcomes could materially impact future financial results.

During the three months ended September 30, 2025, BioLargo management determined that the note receivable and accounts receivable owed by Pooph Inc. were fully impaired, resulting in a $3,849,000 credit loss expense recorded on our condensed consolidated statement of operations, which reduced operating income and current assets by that amount.

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

Revenue (ONM Environmental)

ONM Environmental’s revenues decreased  80% and 55% (to $776,000 and $5,583,000) in the three and nine months ended September 30, 2025, compared with the same periods in 2024. The decrease in revenues was almost entirely due to a decrease in the volume of sales of our pet odor product private labeled to a third party under the brand name "Pooph". Because the Pooph brand is owned and marketed by a third party, ONM Environmental has no control over its marketing and sales activity.  We expect annual revenues for the year ending December 30, 2025, to decrease as compared with 2024.

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM Environmental’s costs of goods for the three and nine months ended September 30, 2025, were 54% and 51% a decrease of 1% and 3%, compared to the same periods in 2024. The decrease in cost of goods is due to the change in revenue concentration across product lines.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s selling, general and administrative expenses ("SG&A") increased 8%during the three and nine months ended September 30, 2025, as compared with the same periods in 2024.  The increase is due to increases in salaries, professional fees and insurance expense.

Operating Income (ONM Environmental)

ONM Environmental generated operating loss of $3,807,000 and $2,026,000 in the three and nine months ended September 30, 2025, compared to operating income of $1,382,000 and $4,668,000 for the three and nine months ended September 30, 2024. The operating loss is primarily due to the decrease in sales volume of Pooph branded products, which has declined in the 2025 periods, the credit loss expense for uncollectible account receivables totaling $603,000, and the note receivable credit loss expense totaling $3,283,000.

BLEST (engineering)

Revenue (BLEST)

Excluding intersegment revenue, our engineering segment's revenues decreased 34% (to $327,000) in the three months ended September 30, 2025, as compared with the same period in 2024, and decreased 7% (to 1,565,000) in the nine months ended September 30, 2025, as compared with the same period in 2024. The decrease in revenues in the three-month period is due to the timing of recognition of revenue (and related deferred revenue recognition) related to its product sales and its fixed fee contracts at U.S. Air Force bases.

In addition to providing services to third party clients, BLEST provides services for internal BioLargo projects. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements. In the three and nine months ended September 30, 2025, intersegment revenue for BLEST totaled $123,000 and $515,000, and for the three and nine months ended September 30, 2024, intersegment revenue for BLEST totaled $326,000. and $754,000.  The decrease in intersegment revenue is due to a reduced level of liquidity to allocate to the development of the BioLargo technology.

Cost of Revenues (BLEST)

BLEST’s cost of revenues includes employee labor, subcontracted costs and material costs. In the three and nine months ended September 30, 2025, costs were 95% and 66% of revenues, versus 100% and 74% in the same periods in 2024. The decrease is related to efficiencies on fixed fee contracts, compared to product sales, which had more direct costs, attributed to the AEC project in Lake Stockholm New Jersey.

Selling, General and Administrative Expense (BLEST)

BLEST’s SG&A expenses were $198,000 and $752,000 in the three and nine months ended September 30, 2025, compared to $218,000 and $659,000 in the three and nine months ended September 30, 2024. The increase in the nine-month period is due to the hiring of additional employees in 2025.

Operating Loss (BLEST)

BLEST generated an operating loss of $403,000 and $763,000 in the three and nine months ended September 30, 2025, compared to an operating loss of $375,000 and $1,067,000 in the three and nine months ended September 30, 2024.  The operating losses are reflective of the focus at BLEST on advancing internal BioLargo projects such as the Cellinity battery and AEC water treatment system. Our condensed consolidated financial statements eliminate intersegment revenues.

Clyra Medical

Clyra Medical has not yet begun commercial sales of its products and thus did not generate revenues in the three and nine months ended September 30, 2025 or 2024. In the three and nine months ended September 30, 2025, it incurred total costs and expenses of $1,483,000 and $4,063,000, which included $231,000 and $795,000 in research and development expenses.  In the same periods in 2024, total costs and expenses were $857,000 and $2,019,000, which included $291,000 and $512,000 in research and development expenses. The increases in costs and expenses are primarily related to stock option expense recorded as selling, general and administrative expenses and also an increase in product development cost. Although Clyra Medical is working to generate revenue through product sales to multiple distributors, management is not yet in a position to disclose when first sales will commence.

BETI

BioLargo Energy Technologies, Inc. (BETI) is developing our Cellinity battery, and has not generated generate revenue. For the three and nine months ended September 30, 2025, it incurred total costs and expenses of $128,000 and $346,000, which included $47,000 and $161,000 in research and development expenses.  In the same periods in 2024, total costs and expenses were $194,000, and $575,000, which included $133,000 and $346,000 in research and development expenses. We are focused on recruiting business partners to facilitate capital investment and are unable to predict when BETI will generate revenue.

BEST

BioLargo Equipment, Sciences and Technologies, Inc. (BEST) was formed in 2024 to commercialize BioLargo's proprietary water treatment equipment, including its PFAS removal device the AEC. As the first AEC sale occurred prior to the Company's formation, and the sales cycle for advanced water treatment systems is long, BEST has not yet generated revenues. We intend future water treatment projects to be contracted through BEST. During the three and nine months ended September 30, 2025, it incurred $83,000 and $208,000 of total expenses. In the same periods in 2024, it incurred $59,000 and $174,000 in total expenses primarily related to sales and marketing activities.

Selling, General and Administrative Expense – consolidated

Our SG&A expenses include both cash (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). For the three and nine months ended September 30, 2025 consolidated SG&A increased 48% and 24% (to $3,088,000 and $8,339,000). The largest components of our SG&A expenses included (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Salaries and payroll related	$1,376	$701	$3,575	$2,206
Professional fees	131	236	616	729
Consulting	586	259	1,342	1,124
Office expense	524	441	1,428	1,217
Rent expense	104	92	350	268
Depreciation expense	33	39	109	111
Sales and marketing	136	152	400	389
Investor relations	135	102	280	432
Board of director expense	63	71	239	244
Total Selling, General & Administrative	$3,088	$2,093	$8,339	$6,720

In the three and nine months ended September 30, 2025, our non-cash expenses from the issuance of stock and stock options totaled $844,000 and $1,951,000 compared to $337,000 and $1,629,000 for the three and nine months ended September 30, 2024. Our non-cash expenses are related to stock option issuances for previously issued stock options that expired during the three and nine months ended September 30, 2025. and 2024. The substantial majority of this stock option expense is recorded in employee salaries and consulting expense. Salaries and payroll related expense increased due to the addition of new employees; companywide, there are 42 full time employees as of the date of this report. Professional fees increased in the nine months ended September 30, 2025, due to increased corporate activity related to new private securities offerings for BioLargo and Clyra, and other organizational needs that required professionals. Office expense increased due to an increase in insurance related costs.  Investor relation expense decreased due to fewer trade show and investor events.

Research and Development

In the three and nine months ended September 30, 2025, we spent $615,000 and $1,934,000 in the research and development of our technologies and products. This was a decrease of 11% and 8% as compared to the three and nine months ended September 30, 2024. The decrease is primarily due to the timing of project work and available working capital.

Interest expense

Our interest expense for the three and nine months ended September 30, 2025, was $144,000 and $352,000 compared to interest income of $(13,000) and interest expense totaling $34,000 in the three and nine months ended September 30, 2024.  The increase of interest expense is related to the increase of Clyra Medical debt obligations.

Other Income and Expense

For the nine months ended September 30, 2025, we had $6,000 of grant income, compared to $15,000 of grant income for the same periods in 2024.  Grant income is primarily generated through our wholly owned Canadian subsidiary. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. Grant funds paid directly to third parties are not included as income in our condensed consolidated financial statements.

Net Loss

Net loss for the three and nine months ended September 30, 2025, was $7,244,000 and $11,047,000 a loss of $ (0.02) and $ (0.03) per share, compared to a net loss for the three and nine months ended September 30, 2024, of $1,060,000 and $2,615,000 a loss of $ (0.002) and $ (0.005) per share.  Our net loss for the three and nine months ended September 30, 2025, increased because of the decrease in ONM Environmental revenue and the $3,849,000 credit loss expense associated with a note receivable (see also discussion of recent litigation in Part I, Item 2 above).

The net income (loss) per business segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
BioLargo corporate	$(1,169)	(801)	$(3,025)	$(3,171)
ONM	(3,764)	1,395	(1,936)	4,684
Clyra Medical	(1,608)	(866)	(4,385)	(2,041)
BLEST	(388)	(375)	(748)	(970)
BETI	(128)	(194)	(346)	(575)
BEST	(83)	(59)	(208)	(174)
BioLargo Canada	(104)	(160)	(399)	(368)
Net loss	$(7,244)	(1,060)	(11,047)	(2,615)

Liquidity and Capital Resources

For the nine months ended September 30, 2025, we generated revenues of $7,148,000, had a net loss of $11,047,000, of which $3,849,000 was a credit loss expense resulting from a customer's contractual defaults and which is the subject of litigation (see "Credit Loss Expense, Pooph Litigation", above), used $6,707,000 net cash in operating activities, and received $7,269,000 net cash from financing activities. As of September 30, 2025, we had current assets of $5,775,000, including $4,546,000 cash and cash equivalents. As of September 30, 2025, we had current liabilities of $3,451,000, and working capital of $2,324,000. We do not believe gross profits in the year ending December 31, 2025, will be sufficient to fund our current level of operations for the reminder of the year, and therefore expect we will continue to be limited in terms of our capital resources, and therefore expect to continue to need further investment capital to fund our business plans and investments in our new technologies. The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to increase revenues, generate cash from operations, and/or generate cash from financing activities. If we are unable to raise additional cash through gross profits or financing activities, management may choose to curtail portions of our operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4.         Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended – the “Exchange Act”) as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.          Legal Proceedings

On November 11, 2025, BioLargo Inc. and ONM Environmental Inc. filed a lawsuit in the United States District Court against Pooph Inc. and Ikigai Marketing Works LLC. Also on November 11, 2025, ONM Environmental was served with a lawsuit filed in the Orange County Superior Court by Pooph Inc. See the discussion in Part I, Item 2, above, under the subheading "Credit Loss Expense, Pooph Litigation", which is incorporated by this reference as though fully set forth herein.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.          Other Information

During the three months ended September 30, 2025, we sold 4,222,467 shares of our common stock to Lincoln Park, and received $764,000 in gross and net proceeds. See Part I, Item 1, Note 3. Subsequent to September 30, 2025, through November 12, 2025, we sold 2,309,974 shares of our common stock to Lincoln Park, and received $358,000 in gross and net proceeds.

Item 6.         Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Amended and Restated Bylaws	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Certificate of Amendment to Certificate of Incorporation, filed August 30, 2022	Form 10-Q	11/14/2022
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	2024 Equity Incentive Plan	Form POS AM	4/18/2025

4.6	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.7	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.8	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.9	Warrant issued in BioLargo Unit Offerings (through January 16, 2024)	Form 10-Q	8/14/2020
10.1	BioLargo license to Clyra Medical Technologies, Inc., dated March 1, 2024	Form 10-K	April 1, 2024
10.2	Clyra Medical Technologies, Inc. license to BioLargo dated March 1, 2024	Form 10-K	April 1, 2024
10.3	Form of indemnity agreement between the Company at its officers and directors	Form 10-K	3/31/2023
10.4	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.5†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.6†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.7	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.8	Form of Employment Agreement for Engineering Subsidiary	Form 8-K	9/8/2017
10.9	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.10†	Employment Agreement with Joseph L. Provenzano dated May 28, 2019	Form 8-K	6/24/2019
10.11	Purchase Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	12/19/2022
10.12	Registration Rights Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	12/19/2022
10.13†	2023 Engagement Extension Agreement with CFO	Form 8-K	3/27/2023
10.14	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of Clyra Medical Series A Preferred Stock	Form 10-Q	5/17/2023

10.15	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of BioLargo Energy Technologies, Inc. common stock	Form 10-Q	5/17/2023
10.16†	2024 Engagement Extension Agreement with CFO	Form 10-Q	8/15/2024
10.17	License Agreement between BioLargo, Inc., and Ikigai Holdings, LLC, dated May 17, 2021	Form 10-Q	8/14/2025
10.18	First amendment to License Agreement between BioLargo, Inc., and Ikigai Holdings, LLC, dated August 16, 2021	Form 10-Q	8/14/2025
10.19	Preferred Master Manufacturing Agreement between ONM Environmental, Inc., and Ikigai Holdings, LLC, dated July 9, 2021	Form 10-Q	8/14/2025
10.20	First amendment to Preferred Master Manufacturing Agreement between ONM Environmental, Inc., and Ikigai Holdings, LLC, dated June 6, 2025	Form 10-Q	8/14/2025
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350		filed herewith
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2025	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: November 14, 2025	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer