Form 10-K
period 2025-12-31
BIOLARGO, INC.
filed 2026-03-04
CIK 880242

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number: 000-19709

BIOLARGO, INC.
(Exact Name of registrant as specified in its Charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14921 Chestnut St., Westminster, CA	92683
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 400-2863

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BLGO	OTCQX

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $63,071,415.

The number of shares outstanding of the issuer’s class of common equity as of March 2, 2026, was 319,750,855. No preferred shares are issued or outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s definitive Proxy Statement for its annual meeting of stockholders to be filed within 120 days of the end of the Registrant’s fiscal year ended December 31, 2025.

PART I

ITEM 1. BUSINESS

USE OF FORWARD-LOOKING STATEMENTS IN THIS REPORT

This annual report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

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

Our corporate offices are located at 14921 Chestnut St., Westminster, California 92683. We have a research facility and offices at the University of Alberta in Canada, and our engineering team is located at 105 Fordham Road in Oak Ridge, Tennessee. Our medical products company is located at 10770 N. 46th Street, Unit C-300, in Tampa, Florida. Our telephone number is (888) 400-2863. We operate through multiple wholly- and partially-owned subsidiaries.

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

We operate our business in distinct business segments:

●	Odor and VOC control products, including consumer pet and household products and CupriDyne Clean Industrial Odor Eliminator, sold by our wholly-owned subsidiary ONM Environmental, Inc.;

●

Water treatment equipment and solutions, including our PFAS remediation system the Aqueous Electrostatic Concentrator (AEC), our water reuse and recycling technology co-developed with Garratt-Callahan called AROS, and sold by our wholly-owned subsidiary BioLargo Equipment Solutions & Technologies, Inc.;

●

Battery energy storage systems designed for grid-scale energy storage and other industrial uses under the brand name CellinityTM being developed by our partially owned (95%) subsidiary BioLargo Energy Technologies, Inc.;

●	Medical products based on our technologies sold by our partially owned (48%) subsidiary Clyra Medical Technologies, Inc.;

●

Our professional engineering services division, which, in addition to serving outside clients on a fee for service basis, supports our internal business units, through our partially owned (70%) subsidiary BioLargo Engineering, Science & Technologies, LLC ("BLEST");

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

Consumer Private-Label Products

We sell odor-control products based on our technologies to third parties who market and sell the products under their own brand names. The most successful thus far has been pet odor control products sold under the brand name "Pooph" by Pooph Inc. In addition to purchasing product from us at an agreed-upon manufacturing margin, Pooph Inc. agreed to pay us a six percent royalty on their sales in exchange for exclusive rights to our technology for pet odors, and agreed that if they sold their brand to a third party, we would receive 20% of the exit value. Pooph defaulted on their payments, we revoked their license to sell pet products with our technology, and sued Pooph for patent infringement and other claims in order to protect our intellectual property. (See subheading "Impairment/Credit Loss Expense, Pooph Litigation" in Results of Operations, below.)

We are focused on redeploying its technology with new partners that share our commitment to quality, transparency, and integrity, and expand the reach of our proven odor-control technology into new markets, providing consumers with safe, effective, and environmentally friendly products. We do not expect the Pooph litigation to materially affect our other business units or growth strategy. The success of the pet-odor consumer products is an example of our goal to develop distribution channels that do not rely on our in-house sales and distribution infrastructure. While Pooph is by far the company’s most successful private label product thus far, we sell other private label odor-control products and continue to pursue related business opportunities as a means of tapping into new markets.

Industrial Odor and VOC Solutions

We believe CupriDyne® Clean is the number-one performing industrial odor-control product in the market, and that it offers substantial savings to our customers compared with competing products. We have been and expect to continue selling product to municipalities and some of the largest solid waste handling companies in the country to help control odors emitted from waste handling and sanitation sites and landfills. In addition to selling products, ONM Environmental offers a menu of services to landfills, transfer stations, wastewater treatment facilities as well as facilities in non-waste related industries. These services include engineering design, construction, installation, ongoing maintenance and on-site support services to assist our clients in the implementation and continued use of the various systems that deliver our liquid products in the field (such as misting systems). A significant portion of industrial odor control product and service revenue comes from ongoing contracts with cities and counties in Southern California, where ONM has installed comprehensive odor control systems to mitigate nuisance odors emitted from municipal waste handling and sanitation sites.

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

Securing sales in the water and wastewater industry is a very technically intensive process and can be long and arduous. The entirety of the sales cycle can be lengthy, in some cases even taking many months or, in the case of very large projects, multiple years. A typical sales timeline for a municipal drinking water or wastewater customer, from introduction to signing the contract for a full-scale install, usually requires feasibility studies, on-site pilot projects, budget approvals, State regulatory approvals, and more. Industrial clients may have a shorter sales cycles but are under pressure to ensure that the Return on Investment (ROI) fits into company standards, so their reviews can also be lengthy. For any water treatment project, the process is also very engineering-intensive, and therefore the staff required to secure contracts for water treatment projects need to be highly technical engineers. In our company, BLEST’s engineers fill this role.

AEC, a solution for the PFAS “forever-chemicals” crisis

One of the most significant and timely innovations in our portfolio is our per- and polyfluoroalkyl substance (PFAS) water remediation system the Aqueous Electrostatic Concentrator (AEC), a novel water treatment system that removes PFAS from water while generating only a fraction of the PFAS-laden waste of the most common currently used solutions (carbon filtration, ion exchange, and reverse osmosis), and oftentimes at a lower cost. PFAS are a group of man-made chemicals used for decades in the manufacture of both household and industrial goods, which have been detected in drinking water around the world. PFAS are a concern because they do not break down in the environment, can move through soil and contaminate drinking water sources, and build up (bioaccumulate) in fish, wildlife and humans. PFAS chemicals have been linked to cancer, immune disorders, liver dysfunction, and many other human health problems. Detection of unsafe levels of PFAS around the world has given rise to a number of market opportunities for treatment and remediation technologies, including in drinking water, industrial wastewater, municipal wastewater, solid waste, landfill leachate, organic foods and more.

We have successfully validated the AEC as an effective system to selectively extract and collect PFAS chemicals from contaminated water, including performance testing that shows “non-detect” levels of removal, which meet and exceed EPA standards. We have demonstrated more than 10,000 hours of continuous operation showing no materially significant degradation of the AEC system’s components or performance over time and believe the costs to operate our system will be far less than that of the two primary incumbent technologies.

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

Our AEC unit has been installed and is up and running in Lake Stockholm, New Jersey, removing PFAS from drinking water for local residents. The AEC's performance is undergoing regular testing by both the U.S. EPA and the New Jersey Department of Environmental Protection. This project may represent a key milestone for the commercialization of the AEC, as we believe industry validation of the technology in a first municipal drinking water treatment project will play an important role in showcasing the AEC’s distinct advantages over incumbent technologies like carbon filtration and ion exchange. As we progress through the commercial rollout of our AEC technology, we continue to invest in innovation aimed at enhancing its commercial viability. These efforts are focused on improving system performance, reducing lifecycle costs, and strengthening the AEC’s competitive economic position within the PFAS treatment market. We remain committed to delivering scalable, cost-effective solutions that align with evolving regulatory requirements and market demand.

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

AROS Minimal Liquid Discharge Water Treatment

In partnership with Garratt-Callahan, one of the country’s oldest and largest privately held water treatment companies, our engineers helped develop a “minimal liquid discharge” wastewater treatment system called the Aqueous Reuse Optimization System (AROS) that is designed to minimize industrial wastewater discharges and create water for reuse in other areas of an industrial plant. The system is particularly well-suited for cooling towers at data centers and other high-water-use facilities. Garratt-Callahan, who invented and patented the technology, is actively marketing the AROS system to its existing customer base and to new prospective customers. BLEST will serve as the manufacturing partner and Garratt-Callahan will serve as the selling distributor to leverage their national sales force and over one hundred years of providing services and products to customers.

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

We believe our Cellinity batteries will have features that far surpass comparable lithium-ion batteries, the dominant incumbent technology in the market, including:

●	Increased safety, no runaway fire risks, and a more sustainable design – with no rare-earth elements – that is capable of being manufactured completely from a domestic supply chain;
●	Ability to charge and discharge completely, with no degradation of performance, ensuring virtually unlimited charge/discharge cycles, and without self-discharge and no out-gassing; and
●	Increased energy efficiency and energy density in comparison to lithium-ion batteries, and a longer useful life expectancy of at least 10 years and expected to be up to 20 years.

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

Given the global growing demand for better batteries, and, while we are witnessing a number of current examples in which battery manufacturers have secured forward-contracts to supply batteries to its customers with backlogs of orders that amount to multiple years of production capacity, we believe our offer to partner with customers to secure needed inventory provides for a clear potential pathway to access capital, and more readily scale up production to meet demand around the world. At this point, we do not intend to finance and build our own manufacturing facilities, nor would we develop in-house sales channels, although that possibility remains an option to explore if needed

Clyra Medical Technologies, Inc.

Our partially owned subsidiary Clyra Medical Technologies, Inc. is a healthcare company that is developing and commercializing products based on our technologies designed to safely treat wound and skin infections and promote wound healing, while reducing the need for antibiotics. Clyra's first products are based on its patented Clyrasept™ technology, which utilizes a Copper-Iodine Complex Solution (CICS) and received premarket clearance from the FDA under Section 510(k). Its first product is ViaCLYR™, a pH-balanced wound management solution formulated from copper sulfate and potassium iodide in a balanced sodium chloride solution, indicated for wound management, cleansing, irrigation, moisturization, and debridement of acute and chronic wounds and burns, sold through wholesale distributors and sales agents. Clyra received a first purchase order for the ViaCLYR™ product from a distributor in February 2026. Clyra is working closely with Keystone Industries, a medical device and cosmetics manufacturer founded over 50 years ago, to ready at-scale manufacturing of its second wound irrigation solution product. Keystone has invested over $3 million in equipment and infrastructure in its manufacturing facilities, and Clyra has invested over $2 million in molds, equipment and resources. Clyra’s management team includes Chief Medical Officer Dr. Steven J. Kavros, a twenty-year veteran of the Mayo Clinic in roles such as Director at the Rochester Mayo Clinic’s Gonda Vascular Wound Healing Center, Nick Valeriani, who had a 34-year career with Johnson and Johnson where he held numerous leadership positions in engineering, manufacturing, sales and marketing, and Linda Park of Edwards Lifesciences, where she serves as Corporate Secretary, Senior Vice President and Associate General Counsel, and as a board member of the Edwards Lifesciences Foundation.

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

BLEST operates out of our engineering facility in Oak Ridge, Tennessee (a suburb of Knoxville), and employs a group of scientists and engineers, many of whom are owners of the entity (BioLargo owns 70% as of December 31, 2025). The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. Many of the other team members are also former employees of CB&I and Shaw, with the exception of more recent staff hires. The team is highly experienced across multiple industries and we believe are considered experts in their respective fields, including: chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting, project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities. The team has decades of high-level experience in the energy industry. The engineering team has also developed an extended network of trusted engineering subcontractors that assist in serving specific client projects as needed.

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

Share Purchase Agreement with Lincoln Park

On December 13, 2022 we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park committed to purchase up to $10 million of our common stock. The Purchase Agreement expired February 1, 2026. In the aggregate, we sold 17,368,716 shares of Common Stock to Lincoln Park for $3,216,147. During the year ended December 31, 2025, we sold 11,745,123 shares of common stock to Lincoln Park and received $2,122,000 in gross proceeds.  During the year ended December 31, 2024, we sold 766,175 shares of common stock to Lincoln Park and received $260,000 in gross proceeds. Our Consolidated Statement of Stockholder Equity at December 31, 2025, includes a $250,000 fee due pursuant to the Purchase Agreement. This amount has been partially paid and as of March 2, 2026, $97,000 is outstanding. We do not intend to enter into a new purchase agreement with Lincoln Park at this time.

Intellectual Property

We have 34 patents issued, including 26 in the United States, and multiple applications pending, and our patents have an average remaining duration of seven years. We believe these patents provide a foundation from which to continue building our patent portfolio, and we believe that our technology is sufficiently useful and novel that we have a reasonable basis upon which to rely on our patent protections. We also rely on trade secrets and technical know-how to establish and maintain additional protection of our intellectual property. As our capital resources permit, we expect to expand our patent protection as we continue to refine our inventions as well as make new discoveries. We regard our intellectual property as critical to our ultimate success. Our goal is to obtain, maintain and enforce patent protection for our products and technologies in geographic areas of commercial interest and to protect our trade secrets and proprietary information through laws and contractual arrangements.

We incurred $2,593,000 and $2,882,000 in expense related to our research and development activities in the years ended December 31, 2025 and 2024.

Competition

Our operational subsidiaries operate in diverse markets and each competes against large, well established companies. For industrial odor control, we compete against national companies such as Weaver Consulting Group, Atmos Technologies, Chemstation and OMI Industries. Our Cellinity battery energy storage systems will compete against lithium-ion batteries made by Tesla, Chinese companies CATL (Contemporary Amperex Technology Co.), BYD (Build Your Dreams) and MANLY, and other global leaders such as Panasonic and LG. Our AEC system competes against granular activated carbon, ion-exchange and reverse osmosis systems made by companies such as Veolia, AECOM, Xylem and Pentair. We believe we our products each offer advantages not available to competing products.

Executive Officers

As of December 31, 2025, and as the date of this report, our executive officers were:

●	Dennis P. Calvert: Chief Executive Officer, President and Chairman of the Board

●	Charles K. Dargan II: Chief Financial Officer

●	Joseph L. Provenzano: Corporate Secretary and Sr. Vice President of Operations

Our operational subsidiaries are led by:

Subsidiary	President
ONM Environmental, Inc.	Joseph L. Provenzano
BioLargo Engineering, Science & Technologies, LLC ("BLEST")	Randall Moore
BioLargo Canada, Inc.	Richard Smith
Clyra Medical Technologies, Inc.	Steven V. Harrison
BioLargo Energy Technologies, Inc. ("BETI")	Dennis P. Calvert
BioLargo Equipment Solutions & Technologies, Inc. ("BEST")	Tonya Chandler

Employees

As of March 2, 2026, we had 46 employees, of which 44 were full-time. Our employees including professional engineers, masters of engineering, and PhDs, as well as sales, support and administrative personnel. We also utilize consultants and independent contractors on an as-needed basis who provide certain specified services, such as professional engineers used from time to time by our engineering group in Tennessee.

ITEM 1A.  RISK FACTORS

Our future results of operations, financial condition and liquidity and the market price for our securities are subject to numerous risks, many of which are driven by factors that we cannot control. The following cautionary discussion of risks, uncertainties and assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not currently determined to be material, could also adversely affect our business, results of operations, financial condition, prospects and cash flows. Also see “Forward-looking Statements” in Part I, Item I, above.

Risks relating to our Financial Condition

We have incurred net losses on an annual basis since our inception and may continue to experience losses and negative cash flow in the future.

We have not yet generated enough revenue or gross profit from operations to fund our expenses, and, accordingly, we have incurred net losses every year since our inception. For the year ended December 31, 2025 we recorded a net loss of $15,189,000, of which $3,886,000 was a credit loss expense resulting from a customer's contractual defaults (see Note 2, "Allowance for Credit Losses"), and which is the subject of litigation (see Note 14), compared to a net loss of $4,347,000 for the year ended December 31, 2024.  At December 31, 2025, we had $3,883,000 in cash and cash equivalents. We have funded the majority of our activities through the issuance of equity securities, both at corporate level (BioLargo Inc.) and through direct third-party investments in our subsidiaries (such as Clyra Medical (see Note 10) and BETI (see Note 9)). Our ability to reach positive cash flow depends on many factors, including our ability to fund sales and marketing activities, the rate of client adoption of our products, and the efforts and success of third parties, such as the companies distributing our medical products. We may continue to incur losses and experience negative cash flows from operations for the foreseeable future, and intend to continue to raise additional capital on acceptable terms.

Our cash requirements are significant. We will continue to require additional financing to sustain our operations and without it we may not be able to continue operations.

Our cash requirements and expenses continue to be significant. For the year ended December 31, 2025, we used $8,297,000 cash in operations, and at December 31, 2025, we had a working capital of $51,000 and current assets of $5,114,000. In order to become profitable, we must significantly increase our revenues. We expect to continue to use cash for the foreseeable future as it becomes available to advance our developing technologies, ramp up staffing to accommodate growth and increase support infrastructure, and expect to continue to need to sell our securities to fund operations at both the corporate level (BioLargo Inc.) and through our subsidiaries.

Our auditor’s report for the year ended December 31, 2025, includes an explanatory paragraph in their audit opinion stating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional financing to continue these operations.

We have relied on private securities offerings, as well as sales of stock to Lincoln Park Capital Fund, LLC (see “Share Purchase Agreement with Lincoln Park” above), to provide cash needed to close the gap between operational revenue and expenses. Our agreement with Lincoln Park expired February 1, 2026. Although we do not intend to enter into a new purchase agreement with Lincoln Park, we are negotiating terms of a similar arrangement with a third party. Furthermore, our ability to rely on private financing from individual investors may change due to many economic factors outside of our control, including whether the United States enters a recession, the Dow Industrial Average or Nasdaq composite decline significantly, interest rates rise, real estate values decline, international events affect the global economy, or many other factors that impact private investors’ willingness to invest in high-risk companies. Thus, while we have been able to rely on private investments in the past, we may not be able to do so in the near future.

During the year ended December 31, 2025, we (i) sold $2,122,000 of our common stock to Lincoln Park (see Note 3), (ii) sold $215,000 of our common stock and warrants to accredited investors (see Note 3 and Note 6), (iii) sold $2,339,000 of Clyra Medical common stock and $2,145,000 of Clyra Medical Series B Preferred Stock (see Note 10), and $425,000 from the sale of BETI common stock (see Note 9). The sale of stock is dilutive to our existing stockholders, and the stockholders of our subsidiaries. We intend to continue these financing activities and thus intend to continue to dilute existing and future stockholders.

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

We manufacture and sell private-labeled products to third parties who market those products to businesses, consumers and retailers. We have no control over the marketing budgets, sales activities or efforts of these third parties. We cannot predict if their current level of efforts will increase, decrease, or stay the same. A significant portion of our revenues has historically come from the sale of private label products. In 2025, our largest private-label customer ceased purchasing products from us, and as a result our annual revenues decreased by 56% as compared to the prior year. This customer failed to pay for products purcahsed from us and for license royalties, and we are involved in litigation with them. (See subheading Credit Loss Expense, Pooph Litigation in Results of Operations below.) While we intend to defend our interests vigorously, litigation is inherently uncertain and adverse judgments, settlements, injunctions, or government actions could occur. These outcomes could require substantial payments, restrict or delay aspects of our operations, divert management time, increase insurance or legal costs, or otherwise negatively affect our financial condition and results of operations. We cannot predict the timing, outcome, or ultimate impact of any pending matter, or whether, if we were to prevail in such litigation, we would be able to collect on any judgment we obtain.

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

Industrial odor control products have proven highly effective in controlling volatile organic compounds that are released as vapors produced by decomposing waste material. Such vapors are produced with the highest degree of intensity in temperatures between 40 degrees Fahrenheit (5 degrees Celsius) and 140 degrees Fahrenheit (60 degrees Celsius). When weather patterns are cold or in times of precipitation, our clients are less prone to use our odor control products, presumably because such vapors are less noticeable or, in the case of precipitation, can be washed away or altered. This leads to unpredictability in use and sales patterns for, especially, our CupriDyne Clean product line which accounts for 76% of our total revenue.

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

Economic uncertainties, recession, and domestic or world events and policies may adversely affect our business and operations.

Domestic and world events continue to create economic uncertainties, including the wars in Iran and the Ukraine, international trade policies, including tariffs, and inflationary pressures. The Federal Reserve could raise interest rates in the United States in response to price inflation. Any myriad of factors could cause a sharp downward correction in stock market. We cannot predict how the foregoing factors will affect the market for our products and services, but the impact may be adverse. If the U.S. economy were to contract into a recession or depression, our existing clients, and potential future clients, may divert their resources to other goods and services, and our business may suffer.

Risks Relating to our Common Stock

The sale or issuance of our common stock to any equity line provider causes dilution, and the sale of the shares of common stock acquired by any such provider, or the perception that such sales may occur, could cause the price of our common stock to fall.

On December 13, 2022, we entered into a purchase agreement with Lincoln Park ("Purchase Agreement"), pursuant to which Lincoln Park agreed to purchase from us at our request up to an aggregate of $10,000,000 of our common stock (subject to certain limitations) from time to time over a period of three years expiring February 1, 2026 (see “Share Purchase Agreement with Lincoln Park” above). Although we have not yet done so, we intend to enter in to a similar agreement with another institutional investor that would allow us to control the timing and amount of any sales of our shares to such party. Sales of our common stock, if any, to such third party will depend on market conditions and other factors to be determined by us, and we may ultimately decide to sell to some, all or none of the shares of our common stock that may be available for us to sell pursuant to any such new agreement. If and when we do enter into a new agreement and sell shares to the third party, after such third party has acquired shares, they may resell all, some or none of those shares at any time or from time to time at its discretion. Therefore, sales of our shares by us could result in substantial dilution to the interests of other holders of our common stock, as well as sales of our stock into the open market causing fluctuations or reductions in the price of our common stock. Additionally, the sale of a substantial number of shares of our common stock to an institutional investor, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire to effect sales.

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

Our stock price has been and is likely to continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above their purchase price. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	developments with respect to patents or proprietary rights;
●	announcements of technological innovations by us or our competitors;
●	announcements of new products or new contracts by us or our competitors;
●	actual or anticipated variations in our operating results due to the level of research and development expenses and other factors;
●	changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates;
●	conditions and trends in our industry;
●	new accounting standards;
●	the size of our public float;
●	short sales, hedging, and other derivative transactions involving our common stock;
●	sales of large blocks of our common stock including sales by our executive officers, directors, and significant stockholders;
●	general economic, political and market conditions and other factors;
●	our decision to sell our stock to any third party or institutional investor;
●	the activities of third parties that market and distribute our products, and decisions made by them to increase or decrease such activities, resulting in increases or decreases in product purchases from us and thus our revenues; and
●	the occurrence of any of the risks described herein.

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

During the year ended December 31, 2025, we issued approximately 16 million shares of our common stock. Our private securities offerings typically offer convertible securities, including notes and warrants. Those warrants often include provisions that require investors to pay for the underlying shares with cash, which if executed would generate working capital for the company. Any additional capital that we raise would dilute the interest of the current stockholders and any persons who may become stockholders before such financing. Given the price of our common stock, such dilution in any financing of a significant amount could be substantial.

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

We also lease approximately 22,000 square feet of office, warehouse, lab and manufacturing space at 105 Fordham Road, Oak Ridge, Tennessee, for our professional engineering division, BioLargo Engineering, Science & Technologies, LLC, and our battery company, BioLargo Energy Technologies, Inc. Our subsidiary Clyra Medical leases approximately 450 square feet of office space at 3802 Spectrum Blvd, Tampa Florida and 2,800 of warehouse/flex space at 10770 N. 46th Stret, Unit C-300, Tampa Florida. Our Canadian subsidiary BioLargo Canada leases approximately 1,500 square feet of office and lab space from the University of Alberta in Edmonton, Canada.

Our telephone number is (888) 400-2863.

ITEM 3.  LEGAL PROCEEDINGS

ONM Environmental, Inc., is the defendant in a lawsuit filed by Pooph Inc. in the Orange County, California Superior Court on September 11, 2025. The lawsuit alleges three causes of action, for Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, and Declaratory judgment, and seeks an unspecified amount of damages, allegedly arising from ONM’s manufacture of pet odor-control products sold by Pooph Inc.

BioLargo, Inc., BioLargo Life Technologies, Inc., and ONM Environmental, Inc., filed a lawsuit against Pooph, Inc., and Ikigai Marketing Works, LLC, in the United States District Court, Central District of California, on November 11, 2025, for patent infringement, false advertising, breach of contract, false promise, unfair and fraudulent business practices and constructive fraud, seeking to recover, amongst other damages, the defendants’ failure to pay for product purchases and license royalties in the aggregate amount of $3,821,401.

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

Holders

As of March 4, 2026, there were approximately 525 registered holders of our common stock, and 5,300 beneficial owners.

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Securities Authorized for Issuance Pursuant to Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2025

	Number of securities to be		Weighted average
	issued upon exercise of		exercise price of	Number of securities
	outstanding options,		outstanding options,	remaining available for
	warrants and rights		warrants and rights	future issuance
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	58,777,449	(1)	$0.20	25,206,986
Equity compensation plans not approved by security holders(2)	13,789,129		$0.39	n/a
Warrants	31,244,078		$0.29	n/a
Total	103,810,656		$0.25	25,206,986

(1)

Includes 380,000 shares issuable under the 2007 Equity Plan, which expired September 6, 2017; includes 41,604,435 shares issuable under the 2018 Equity Incentive Plan which expired March 2024; includes 16,793,014 shares issuable under the 2024 Equity Plan, adopted by our stockholders June 13, 2024.

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

During the three months ended December 31, 2025, BioLargo sold shares of its common stock and received $215,000 gross proceeds from two accredited investors, and in exchange issued the investors 1,131,579 shares of its common stock and a six-month warrant to purchase 1,131,579 shares of common stock at $0.228 per share and a 5-year warrant to purchase 1,131,580. shares of common stock at $0.285 per share.

During the three months ended December 31, 2025, Clyra Medical sold shares of its common stock and warrants and received 150,000 gross proceeds from an accredited investor, and in exchange issued the investors 23,076 shares of its common stock and a warrant to purchase 11,538 shares of common stock at $7.50 per share.

During the three months ended December 31, 2025, Clyra Medical noteholders converted 250,000 of outstanding debt into 41,667 shares of its common stock.

During the three months ended December 31, 2025, BETI sold shares of its common stock and received $325,000 gross proceeds from three accredited investors, and in exchange issued the investors 29,279 shares of its common stock at a price of $3.10 per share.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2025, unless expressly stated otherwise, and we undertake no duty to update this information.

Results of Operations—Comparison of the years ended December 31, 2025 and 2024

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

●	Clyra Medical, which develops and sells medical products based on our technology;
●	BETI, which is developing our proprietary battery technology;
●	BEST, which sells equipment based on our technology; and
●	BioLargo Canada, located in Edmonton, Alberta Canada, our primary research and development activities; and
●	Our corporate operations, which support the operating segments with legal, accounting, human resources, and other services.

Our consolidated revenue for the year ended December 31, 2025 was $7,765,000, which is a 56% decrease over the $17,779,000 in revenues for the year ended December 31, 2024. Services revenue increased 96% to $1,998,00, while revenue from product sales decreased 66% to $5,767,000. The increase in service revenues was related to additional engineering consulting service contracts. The decrease in product revenues was almost entirely due to the decrease in the volume of sales to our largest private-label odor-control products customer, Pooph Inc.

ONM Environmental

Our wholly-owned subsidiary ONM Environmental generates revenues through sales of our flagship product CupriDyne Clean industrial odor and VOC control product, by providing design, installation and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and through sales of consumer products based on our CupriDyne Clean technology.

Credit Loss Expense, Pooph Litigation

Since 2021, ONM Environmental has been selling odor control products for use with pets to Ikigai Holdings LLC, who sold them to consumers and retailers under the brand name "Pooph", pursuant to a Preferred Master Manufacturing Agreement ("PMMA") and License Agreement. On June 6, 2025, the parties amended the PMMA to allow Pooph Inc. to pay past due amounts of $1,378,141 in royalties and $2,385,468 on product invoices through a weekly payment plan bearing 10% interest and maturing July 3, 2026 (the “PMMA Amendment”). These amounts were recorded on our consolidated balance sheets at June 30, 2025, as a note receivable. The PMMA Amendment also modified payment and invoicing terms on existing and future product purchase orders, and allowed BioLargo to withhold product if the payment terms were not met. On August 5, 2025, Pooph Inc. delivered a royalty report due for the second quarter of 2025, but did not pay the $463,520 in royalties due. On August 15, 2025, it failed to make the weekly payment required pursuant to the PMMA Amendment, and has not made a payment since. On September 19, 2025, it disclosed that it had been working independently on developing a new formula for Pooph-branded products to replace BioLargo's formula, and that it was terminating the PMMA, citing our refusal to deliver products. On September 24, 2025, we delivered notice to Pooph that the grant of license was immediately revoked due to Pooph’s failure to pay royalties, and that we were terminating the License Agreement in its entirety with 150 days’ notice. The notice further advised that Pooph is not allowed to market or sell products that incorporate, use, or are based on, in whole or in part, BioLargo’s patents and proprietary information, including but not limited to know-how disclosed to Pooph, and that absent reinstatement of the grant of license, Pooph must immediately stop marketing and selling any such products in its possession, custody or control (or sold through market portals or platforms such as Amazon).

On November 11, 2025, we (BioLargo Inc. and ONM Environmental Inc.) filed a lawsuit against Pooph Inc. (and related party Ikigai Marketing Works LLC) in the United States District Court, Central District of California, alleging patent infringement (35 U.S.C. 271), false advertising (15 U.S.C. 1125), and state law claims including breach of contract, false promise, unfair and fraudulent business practices, and constructive fraud. In the suit, we seek (i) an order that the defendants have infringed on our patents, an injunction enjoining defendants from further infringing on our patents, and accounting for defendants' gains and profits; (ii) an order that defendants have violated Section 43(a) of the Lanham Act, an injunction preventing defendants from using product reviews based on our proprietary technology with their newly formulated products, and an accounting and damages for these violations; (iii) compensatory damages for unpaid royalties of $1,667,292; (iv) compensatory damages for unpaid product purchased from ONM Environmental of $2,154,110, (v) compensatory damages in an amount according to proof for false promises and unfair and fraudulent business practices; (vi) treble and/or exemplary damages; and (vii) costs and attorneys fees. Also on November 11, 2025, Pooph Inc. served ONM Environmental with a lawsuit venued in the Orange County, California Superior Court filed September 11, 2025, alleging ONM Environmental breached the terms and the implied covenant of good faith and fair dealing of the Preferred PMMA, seeking damages in an amount to be determined, as well as unjust enrichment, interest, and attorneys fees and costs, arising out of the manufacture and sale of the Pooph-branded products, and ONM Environmental's refusal to fullfil purchase orders while Pooph Inc. was in breach of contract for failure to pay past due monies. ONM Environmental disputes the allegations and intends to vigorously defend the lawsuit. While the outcomes of the lawsuits are uncertain, management believes that the resolutions of these proceedings will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. However, adverse outcomes could materially impact future financial results.

During the three months ended September 30, 2025, BioLargo management determined that the note receivable and accounts receivable owed by Pooph Inc. were fully impaired, resulting in a $3,849,000 credit loss expense recorded on our consolidated statements of operations, which reduced operating income and current assets by that amount.

Revenue (ONM Environmental)

ONM Environmental’s revenues for the year ended December 31, 2025, were $5,905,000 a decrease of $9,692,000 (62%) from the same period in 2024. The decrease in revenues was almost entirely due to a decrease in the volume of sales of private label odor-control products (which decreased by $9,100,000). Because Pooph is owned and marketed by a third party, ONM Environmental has no control over the marketing and sales activity or levels of the Pooph brand. Although we believe the success of the Pooph brand demonstrates the viability of our pet-odor control products, and although we are actively seeking a new partner that can capitalize on the prior success, unless a new partner is found, we expect ONM Environmental's revenues for the year ending the year ended December 31, 2026 to decrease as compared to the year ended December 31, 2025.

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM Environmental’s costs of goods decreased 2% in 2025 to 51%. The decrease was related to normal price fluctuations for raw materials.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s SG&A expenses were $1,324,000 in 2025, compared to $1,357,000 in 2024. We expect these expenses to remain approximately the same in 2026 at the current level of operations.

Operating Loss and Income (ONM Environmental)

ONM Environmental generated an operating loss of $2,317,000 in 2025, compared to operating income totaling $5,920,000 in 2024.  The operating loss is primarily due to the decrease in sales volume of Pooph branded products, which has declined in 2025, the credit loss expense for uncollectible account receivables totaling $603,000, and the note receivable credit loss expense totaling $3,283,000.

BLEST (engineering division)

Revenue (BLEST)

BLEST generated $1,998,000 in third-party service revenues in the year ended December 31, 2025, a 96% increase over the $1,017,000 in third-party service revenues in the year ended December 31, 2024. This increase was due to an increased volume of services provided to existing and new clients, including increased work at U.S. Air Force bases. As BLESTs revenues in 2024 included product revenue related to the Lake Stockholm project, its overall revenues in 2025 decreased as compared to 2024. In 2025 and future periods, product sales of BioLargo proprietary technology will be through BioLargo Equipment Solutions & Technologies, Inc. - BLEST's role will be to provide supporting engineering services for such products, both at the sales and implementation cycles.

In addition to providing service to third party clients, BLEST provides services to BioLargo and its subsidiaries for internal BioLargo projects. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements. Intersegment revenue is primarily used to further engineer and develop our AEC PFAS treatment system and battery technology. In the year ended December 31, 2025, intersegment revenues totaled $685,000 compared to $1,015,000 in 2024.

Cost of Goods Sold (BLEST)

BLEST’s cost of goods includes employee labor, materials, as well as subcontracted labor costs. In 2025, its cost of goods were 72% of its revenues, versus 74% in 2024.  The decrease is related to decreased costs on fixed fee contracts.  We expect the cost of services to remain consistent in 2026 based on the contracts currently in progress.

Selling, General and Administrative Expense (BLEST)

BLEST's SG&A expenses were $987,000 in 2025, compared to $872,000 in 2024, due to increased head-count related expenses. We expect these expenses remain consistent in 2026 based on the contracts currently in progress.

Operating Loss (BLEST)

BLEST had an operating loss of $1,091,000 in 2025, compared to an operating loss of $1,453,000 in 2024. This operating loss is reflective of the focus at BLEST on internal BioLargo projects. While we are unable to record revenues generated from services by the engineering group to other BioLargo operating divisions for important projects such as the development of the AOS and AEC technologies, it is important to note that its net loss would be reduced if it were selling these services to a third party at fair market value. Because the subsidiary had a net loss, we invested cash during the year to allow it to maintain operations.

Clyra Medical

Clyra Medical did not generate revenues in the years ended December 31, 2025 or 2024. It received a first purchase order for its ViaCLYR product in February 2026, and expects to record revenue in the three-months ending March 31, 2026. In the year ended December 31, 2025, Clyra had an operating loss totaling $6,065,000, which included $1,168,000 in research and development expenses.  In the same period in 2024, the operating loss totaled $3,324,000, which included $827,000 in research and development expenses. The increases in costs and expenses is related to stock option compensation expense and product development expense related to readying for scaled commercialization.

In the year ended December 31, 2025, Clyra raised $5,745,000 in debt and equity. In the year ended December 31, 2024, Clyra raised $2,869,000, in debt and equity. From January 1, 2026, through March 4, 2026, Clyra Medical received $1,705,000 and issued unsecured promissory notes in the aggregate principal amount of $1,705,000, bearing interest at the rate of 15% per annum, which mature February 28, 2029, and require interest-only payments until maturity (titled its 2026 Guaranteed Note). Clyra Medical also issued the investors warrants allowing for the purchase of an aggregate 133,282 shares of its common stock at $7.50 per share, expiring February 28, 2031. Payment of the promissory notes are guaranteed by BioLargo Inc.

BioLargo Energy Technologies (BETI)

BioLargo Energy Technologies, Inc. (BETI) is focused on development of our Cellinity battery, which is not yet fully developed and ready for sale, and thus has not generated generate revenue. In 2025, BETI had an operating loss totaling $639,000 , which included $274,000 in research and development expenses.  In the same period in 2024, the operating loss totaled $642,000, which included $379,000 in research and development expenses. We do not expect BETI to generate revenue in the year ending December 31, 2026, as it continues its research and development and pre-commercialization activities.

BioLargo Equipment, Solutions & Technologies (BEST)

BioLargo Equipment, Sciences and Technologies, Inc. (BEST), was formed in 2024 to commercialize BioLargo's proprietary water treatment equipment, including its PFAS removal device the AEC. As the first AEC sale occurred prior to the Company's formation, and the sales cycle for advanced water treatment systems is long, BEST has not yet generated revenues. We intend future water treatment projects to be contracted through BEST. BEST had an operating loss totaling $276,000 and $273,000 during 2025 and 2024.

Selling, General and Administrative Expense – consolidated

Our Selling, General and Administrative expense (“SG&A”) include both cash (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). Our consolidated SG&A increased by 27% ($2,466,000) in the year ended December 31, 2025, to $11,768,000. Our non-cash expenses (through the issuance of stock and stock options) were $3,613,000 in 2025, compared with $2,479,000 in 2024. Our SG&A expenses included (in thousands):

	December 31, 2025	December 31, 2024
Salaries and payroll related	$4,721	$3,276
Professional fees	1,081	944
Consulting	1,906	1,503
Office expense	1,879	1,659
Rent expense	565	377
Depreciation expense	141	150
Sales and marketing	520	494
Investor relations	399	477
Board of director expense	556	422
Total	$11,768	$9,302

The increases in salaries and payroll related is primarily due to increased option compensation to employees and the associated fair value, and the increased number of employees at Clyra. The increase in professional and consulting fees are primarily from Clyra as it prepares for the commercialization of its products. The increase in sales and marketing was due to increased company activities at Biolargo and at Clyra. Office expense increased due to an increase in square footage of rented space and an increase in general office expenses related to expanded operations. The increase in the Board of Director fees is due Clyra's issuance of equity to its board members.

Impairment Expense

During the years ended December 31, 2025 and 2024, management recognized an impairment expense of $14,000 and $0, respectively, related to BioLargo's noncontrolling interest in its South Korean joint venture.

Credit Loss Expense

During the year ended December 31, 2025, management recognized credit loss expense of $3,849,000 related to an ONM Environmental client (see Credit Loss Expense, Pooph Litigation, above).

Research and Development

In the year ended December 31, 2025, we spent $2,593,000 in the research and development of our technologies and products. This was a decrease of 10% or $289,000 compared to 2024, due to decreased activity by Clyra Medical as it approaches commercialization of its wound irrigation solution products. The research and development activity was related to the development of wound irrigation solution medical products, the AEC water filtration system, and the Cellinity battery products.

Other Income and Expense

Primarily through our wholly owned Canadian subsidiary, we have been awarded more than 90 research grants over the years from various public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. The amount of grant income decreased $20,000 in the year ended December 31, 2025, to $6,000. Grant funds paid directly to third parties are not included as income in our financial statements.

Interest expense

Our interest expense for the year ended December 31, 2025, was $540,000, an increase of 661% compared with 2024. The significant increase in interest expense is related to Clyra Medical debt, which increased in the year ended December 31, 2025.  We expect our interest expense to increase in 2026 as compared with 2025 due to further increased debt obligations at Clyra Medical.

Net Loss

Net loss for the year ended December 31, 2025, was $15,189,000 a loss of $0.04 per share, compared to a net loss for the year ended December 31, 2024, of $4,347,000 a loss of $0.01 per share. This is a year-over-year increase in net loss of 249%. Our net loss this year increased because of the decrease in ONM Environmental revenue and the $3,849,000 credit loss expense associated with an ONM Environmental client (see Credit Loss Expense, Pooph Litigation, above).  The net income (loss) per business segment is as follows (in thousands):

	Year ended	Year ended
Net income (loss)	December 31, 2025	December 31, 2024
ONM Environmental	$(2,227)	$5,951
BLEST	(1,032)	(1,356)
Clyra Medical	(6,564)	(3,490)
BioLargo Canada	(528)	(504)
BETI	(639)	(642)
BEST	(276)	(273)
BioLargo corporate	(3,923)	(4,033)
Consolidated net loss	$(15,189)	$(4,347)

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. During the year ended December 31, 2025, we generated revenues of $7,765,000, had a net loss of $15,189,000, and used $8,297,000 cash in operations. At December 31, 2025, we had working capital of $51,000, and current assets of $5,114,000. We do not believe gross profits in the year ending December 31, 2026 will be sufficient to fund our current level of operations. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. As of December 31, 2025, our cash and cash equivalents totaled $3,883,000, and our total liabilities included $2,079,000 debt, of which $1,814,000 was owed by Clyra Medical and of that amount, $1,395,000 is due within one year. Therefore, we intend to continue to raise investment capital through the sale of our securities and the securities of our subsidiaries. To meet our cash obligations during the year-ended December 31, 2025, we (i) sold $2,122,000 of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) (see “Share Purchase Agreement with Lincoln Park” above, and Note 3), (ii) sold $215,000 of our common stock and warrants to accredited investors (see Note 3 and Note 6), (iii) sold $2,339,000, of Clyra Medical common stock and sold $2,145,000 Clyra Medical Series B Preferred stock (see Note 10), and (iv) sold $425,000 of BETI common stock (see Note 9). To reduce our operational cash burdens, we regularly issue officers and vendors stock or options in lieu of cash and anticipate that we will continue to be able to do so in the future.

Since January 1, 2026, through March 4, 2026 (see Note 16, Subsequent Events), Clyra Medical has received $1,705,000 and issued three-year promissory notes in that amount, BETI has sold $462,000 of its common stock, and BioLargo Inc. sold $170,704 of common stock to Lincoln Park (prior to the February 1, 2026 expiration of our Purchase Agreement with Lincoln Park).

The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to continue to rely on an institutional equity line such as our arrangement with Lincoln Park or other private financings, and in the long term, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2025 and 2024, approximate their respective fair values because of the short-term nature of these instruments. Such instruments include cash, accounts receivable, prepaid assets, accounts payable, line of credit, and other assets and liabilities. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2025 and 2024 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

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

Management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management has recognized the material weakness, nothing additionally has changed in internal controls over financial reporting in the fourth quarter or the fiscal year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025, in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this section is incorporated by reference from the section titled “Proposal One—Election of Directors” in the Proxy Statement. Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is incorporated by reference to the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this section is incorporated by reference from the information in the section titled “Executive Compensation” in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this section is incorporated by reference from the information in the section titled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this section is incorporated by reference from the information in the section titled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this section is incorporated by reference from the information in the section titled “Ratification of Appointment of Independent Auditor” in the Proxy Statement.

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

3. Exhibits. See the Exhibit Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Certificate of Amendment to Certificate of Incorporation, filed August 30, 2022	Form 10-Q	11/14/2022
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.7	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.8	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.9	Warrant issued in BioLargo Unit Offerings	Form 10-Q	8/14/2020
10.1	BioLargo license to Clyra Medical Technologies, Inc., dated March 1, 2024	Form 10-K	4/1/2024
10.2	Clyra Medical Technologies, Inc. license to BioLargo dated March 1, 2024	Form 10-K	4/1/2024
10.3	Commercial Office Lease Agreement for Westminster California	Form 8-K	8/24/2016
10.4†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.5†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.6†	Lock-Up Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.7	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.8	Form of Employment Agreement for Engineering subsidiary employee (BLEST)	Form 8-K	9/8/2017
10.9	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.10†	Joseph L. Provenzano Employment Agreement dated May 28, 2019	Form 8-K	6/24/2019
10.11	Purchase Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	12/19/2022
10.12	Form of indemnity agreement between the Company at its officers and directors	Form 10-K	3/31/2022
10.13	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of Clyra Medical Series A Preferred Stock	Form 10-Q	5/17/2023
10.14	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of BioLargo Energy Technologies, Inc. common stock	Form 10-Q	5/17/2023
10.15†	2024 Engagement Extension Agreement with CFO	Form 10-Q	8/15/2024
10.16	License Agreement between BioLargo, Inc., and Ikigai Holdings, LLC, dated May 17, 2021	Form 10-Q	8/14/2025
10.17	First amendment to License Agreement between BioLargo, Inc., and Ikigai Holdings, LLC, dated August 16, 2021	Form 10-Q	8/14/2025
10.18	Preferred Master Manufacturing Agreement between ONM Environmental, Inc., and Ikigai Holdings, LLC, dated July 9, 2021	Form 10-Q	8/14/2025
10.19	First amendment to Preferred Master Manufacturing Agreement between ONM Environmental, Inc., and Ikigai Holdings, LLC, dated June 6, 2025	Form 10-Q	8/14/2025
10.20	Form of Promissory Note issued by Clyra Medical Technologies, Inc. (2026 Guaranteed Note)		filed herewith
10.21	Form of Payment Guaranty (Clyra Medical 2026 Guaranteed Note)		filed herewith
14.1	Code of Ethics		filed herewith
21.1*	List of Subsidiaries of the Registrant		filed herewith
23.1*	Consent of Hacker Johnson & Smith PA		filed herewith
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.		filed herewith
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: March 4, 2026	By:	/s/ Dennis P. Calvert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert	Chairman of the Board, Chief	March 4, 2026
Dennis P. Calvert	Executive Officer and President

/s/ Charles K. Dargan II	Chief Financial Officer	March 4, 2026
Charles K. Dargan II	(principal financial officer and principal accounting officer)

/s/ Kenneth R. Code	Chief Science Officer and Director	March 4, 2026
Kenneth R. Code

/s/ Joseph L. Provenzano	Executive Vice President, Corporate	March 4, 2026
Joseph L. Provenzano	Secretary and Director

/s/ Jack B. Strommen	Director	March 4, 2026
Jack B. Strommen

/s/ Dennis E. Marshall	Director	March 4, 2026
Dennis E. Marshall

/s/ Linda Park	Director	March 4, 2026
Linda Park

/s/Christina Bray	Director	March 4, 2026
Christina Bray

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

BioLargo, Inc.

Westminster, California:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioLargo, Inc. and Subsidiaries (the "Company"), as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 4, 2026

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	DECEMBER 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,883	$3,548
Accounts receivable, net of allowance	615	3,168
Inventories, net of allowance	310	330
Prepaid expenses and other current assets	306	91
Total current assets	5,114	7,137

Equipment and leasehold improvements, net	1,643	1,742
Other non-current assets	106	95
Operating lease right-of-use assets, net of amortization	1,028	992
Financing lease right-of-use asset, net of amortization	338	451
Clyra Medical note receivable	82	82
Investment in South Korean joint venture	—	14
Total assets	$8,311	$10,513

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,211	$946
Clyra Medical accounts payable and accrued expenses	1,592	867
Clyra Medical debt obligations, net of discount $139 and $80	1,395	486
Debt obligations	83	66
Contract liability	280	—
Operating lease liability	210	105
Finance lease liability	103	88
Deposits	189	90
Total current liabilities	5,063	2,648

Long-term liabilities:
Debt obligations, net of current	182	175
Clyra Medical debt obligations, net of current and discount $56 and $80	419	352
Operating lease liability, net of current	864	922
Finance lease liability, net of current	257	360
Total long-term liabilities	1,722	1,809
Total liabilities	6,785	4,457

CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, no Shares Issued and Outstanding, at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.00067 Par Value, 550,000,000 Shares Authorized, 317,377,777 and 301,274,243 Shares Issued, at December 31, 2025 and December 31, 2024	213	202
Additional paid-in capital	165,316	158,332
Accumulated deficit	(161,280)	(149,500)
Accumulated other comprehensive loss	(207)	(183)
Total BioLargo Inc. and subsidiaries stockholders’ equity	4,042	8,851
Non-controlling interest (Note 9, 10, 11)	(2,516)	(2,795)
Total stockholders’ equity	1,526	6,056
Total liabilities and stockholders’ equity	$8,311	$10,513

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year ended December 31,
	2025	2024

Revenue
Product revenue	$5,767	$16,762
Service revenue	1,998	1,017
Total revenue	7,765	17,779

Cost of revenue
Cost of goods sold	(3,013)	(9,065)
Cost of service	(1,346)	(861)
Total cost of revenue	(4,359)	(9,926)

Gross profit	3,406	7,853

Operating expenses:
Selling, general and administrative expenses	11,768	9,302
Research and development	2,593	2,882
Impairment expense	14	—
Credit loss expense	3,886	—
Total operating expenses	18,261	12,184
Operating loss	(14,855)	(4,331)

Other income (expense):
PPP forgiveness	—	97
Finance fee	—	(106)
Grant income	6	26
Interest income	200	38
Interest expense	(540)	(71)
Total other expense	(334)	(16)

Net loss	(15,189)	(4,347)
Net loss attributable to noncontrolling interest	(3,409)	(1,945)
Net loss attributable to common stockholders	$(11,780)	$(2,402)

Net loss per share attributable to common stockholders:
Loss per share attributable to stockholders – basic and diluted	$(0.04)	$(0.01)
Weighted average number of common shares outstanding:	306,954,778	298,122,239

Comprehensive loss attributable to common stockholders
Net loss	$(15,189)	$(4,347)
Foreign currency translation adjustment	(24)	94
Comprehensive loss	(15,213)	(4,253)

Comprehensive loss attributable to noncontrolling interest	(3,409)	(1,945)
Comprehensive loss attributable to stockholders	$(11,804)	$(2,308)

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands, except for share data)

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Accumulated	comprehensive	controlling	stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity

Balance, December 31, 2023	292,945,747	$196	$154,023	$(147,098)	$(277)	$(2,642)	$4,202
Stock for cash, net offering costs of $85	2,614,895	2	592	—	—	—	594
Issuance of stock for services	1,107,594	1	283	—	—	—	284
Issuance of common stock in exchange for BETI shares	378,788	—	—	—	—	—	—
Warrant exercise	3,278,337	3	753	—	—	—	756
Stock option compensation expense	—	—	1,535	—	—	—	1,535
Stock option exercise	948,882	—	153	—	—	—	153
Clyra Medical stock option compensation expense	—	—	—	—	—	528	528
Clyra Medical stock issued for services	—	—	—	—	—	132	132
Clyra Medical dividend Series A Preferred stock	—	—	—	—	—	(345)	(345)
Clyra Medical warrant exercise	—	—	—	—	—	30	30
Clyra Medical warrant fee	—	—	—	—	—	106	106
Clyra Medical stock unit offering	—	—	—	—	—	2,005	2,005
Clyra Medical conversion of note payable and interest	—	—	—	—	—	119	119
Clyra Medcial fair value of warrants issued with note payable	—	—	—	—	—	160	160
BETI unit offering	—	—	—	—	—	50	50
Noncontrolling interest allocation	—	—	993	—	—	(993)	—
Net loss	—	—	—	(2,402)	—	(1,945)	(4,347)
Foreign translation adjustment	—	—	—	—	94	—	94
Balance, December 31, 2024	301,274,243	$202	$158,332	$(149,500)	$(183)	$(2,795)	$6,056
Sale of common stock for cash, net of offering costs of $310	12,876,702	9	2,018	—	—	—	2,027
Issuance of common stock for services	2,807,771	2	555	—	—	—	557
Stock option compensation expense	—	—	1,762	—	—	—	1,762
Stock option exercise	265,800	—	—	—	—	—	—
Exchange of BETI stock for Biolargo common stock	153,261	—	—	—	—	—	—
Clyra Medical stock option compensation expense	—	—	—	—	—	1,203	1,203
Clyra Medical stock issued for services	—	—	—	—	—	76	76
Clyra Medical stock issued to convert debt	—	—	—	—	—	250	250
Clyra Medical sales of Series B Preferred stock	—	—	—	—	—	2,145	2,145
Clyra Medical stock unit offering	—	—	—	—	—	445	445
Clyra Medical dividend Series A Preferred stock	—	—	—	—	—	(347)	(347)
Clyra Medical fair value warrant issued with debt	—	—	—	—	—	231	231
Clyra Medical Unit Warrant offering	—	—	—	—	—	1,894	1,894
BETI unit offering	—	—	—	—	—	425	425
BETI stock issued for services	—	—	—	—	—	15	15
Noncontrolling interest allocation	—	—	2,649	—	—	(2,649)	—
Net loss	—	—	—	(11,780)	—	(3,409)	(15,189)
Foreign currency translation	—	—	—	—	(24)	—	(24)
Balance, Year Ended December 31, 2025	317,377,777	$213	$165,316	$(161,280)	$(207)	$(2,516)	$1,526

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for per share data)

	YEARS DECEMBER 31,
	2025	2024
Cash flows from operating activities
Net loss	$(15,189)	$(4,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	2,965	2,063
Common stock issued for services	648	416
Credit loss expense	3,886	13
Operating lease right-of-use assets amortization	148	100
Finance lease right -of-use asset amortization	113	—
Operating lease liabilities, net	(137)	(82)
Finance lease liability, net	(88)	—
Interest expense related to amortization of the discount on note payable	196	—
Fair value of warrants issued for a fee and interest	—	106
Loss on investment in South Korean joint venture	14	5
PPP forgiveness	—	(97)
Depreciation expense	145	155
Changes in assets and liabilities:
Accounts receivable	(1,814)	(569)
Inventories	20	(177)
Prepaid expenses and other assets	(226)	(58)
Accounts payable and accrued expenses	266	(542)
Deposits	99	(27)
Clyra accounts payable and accrued expenses	377	138
Contract liabilities	280	(303)
Net cash used in operating activities	(8,297)	(3,206)
Cash flows from investing activities
Equipment purchases	(46)	(1,235)
Clyra Medical note receivable	—	(82)
Repayment of note receivable	481	—
Net cash provided by (used in) investing activities	435	(1,317)
Cash flows from financing activities
Proceeds from sale of common stock, net of offering costs	2,027	594
Proceeds from BioLargo stock option exercise	—	153
Proceeds from BioLargo warrant exercise	—	756
Proceeds (repayments) from debt obligations, net	24	(14)
Proceeds from sale of preferred stock in Clyra Medical	2,145	—
Proceeds from sale of common stock unit offering in Clyra Medical	445	2,005
Proceeds from Clyra Medical unit warrant exercise	1,894	30
Proceeds from Clyra Medical note payable	1,261	864
Proceeds from sale of BETI common stock	425	50
Net cash provided by financing activities	8,221	4,438
Net effect of foreign currency translation	(24)	94
Net change in cash	335	9
Cash at beginning of year	3,548	3,539
Cash at end of year	$3,883	$3,548
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$344	$33
Income taxes	$—	$—
Short-term lease payments not included in lease liability	$51	$49
Non-cash investing and financing activities
Conversion of accounts receivable to a note receivable	$3,764	$—
Clyra preferred series A dividend	$347	$345
Conversion of debt into shares of BioLargo common stock	$—	$119
Conversion of Clyra note payable into Clyra shares	$250	$—
Conversion of BETI common sotck to BioLargo common stock	$25	$—
Fair value of warrants issued with Clyra Medical note payable	$231	$160
Present value of new Clyra Medical right-of-use asset and operating lease liability	$184	$—
Present value of new financing right of use and lease liability	$—	$451
Allocation of noncontrolling interest	$2,649	$993

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

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. During the year ended December 31, 2025, we generated revenues of $7,765,000, had a net loss of $15,189,000, and used $8,297,000 cash in operations. At December 31, 2025, we had working capital of $51,000, and current assets of $5,114,000. We do not believe gross profits in the year ending December 31, 2026 will be sufficient to fund our current level of operations. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. As of December 31, 2025, our cash and cash equivalents totaled $3,883,000, and our total liabilities included $2,079,000 debt, of which $1,814,000 was owed by Clyra Medical and of that amount, $1,395,000 is due within one year. Therefore, we intend to continue to raise investment capital through the sale of our securities and the securities of our subsidiaries. To meet our cash obligations during the year-ended December 31, 2025, we (i) sold $2,122,000 of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) (see Note 3), (ii) sold $215,000 of our common stock and warrants to accredited investors (see Note 3 and Note 6), (iii) sold $2,339,000, of Clyra Medical common stock and sold $2,145,000 Clyra Medical Series B Preferred stock (see Note 10), and (iv) sold $425,000 of BETI common stock (see Note 9). To reduce our operational cash burdens, we regularly issue officers and vendors stock or options in lieu of cash and anticipate that we will continue to be able to do so in the future.

Since January 1, 2026, through March 4, 2026 (see Note 16, Subsequent Events), Clyra Medical has received $1,705,000 and issued three-year promissory notes in that amount, BETI has sold $462,000 of its common stock, and BioLargo Inc. sold $170,704 of common stock to Lincoln Park (prior to the February 1, 2026 expiration of our Purchase Agreement with Lincoln Park).

The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to continue to rely on an institutional equity line such as our arrangement with Lincoln Park or other private financings, and in the long term, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Organization

We are a Delaware corporation formed in 1991. We have five wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc., organized under the laws of the State of California in 2009; BioLargo Equipment Solutions & Technologies, Inc., organized under the laws of the State of California in 2022; BioLargo Canada, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 95% (see Note 9) of BioLargo Energy Technologies, Inc. ("BETI") organized under the laws of the State of California in 2019, 48% (see Note 10) of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012 and redomiciled to Delaware in 2023, and 70% (see Note 11) of BioLargo Engineering Science & Technologies, LLC (“BLEST”), organized under the laws of the State of Tennessee in 2017. We consolidate the financial statements of our partially owned subsidiaries (see Note 2, subheading “Principles of Consolidation”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. Substantially all cash equivalents are held in short-term money market accounts at one of the largest financial institutions in the United States (“U.S.”). From time to time, our cash account balances are greater than the Federal Deposit Insurance Corporation insurance limit of $250,000 per owner per bank, and during such times, we are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the financial institution. We do not anticipate non-performance by our financial institution.

Our cash balances were made up of the following (in thousands):

	December 31,	December 31,
	2025	2024
BioLargo, Inc. and subsidiaries	$2,826	$3,175
Clyra Medical Technologies, Inc.	1,057	373
Total	$3,883	$3,548

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for credit losses for expected credit losses, which represents an estimate of amounts that  may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for expected credit losses. A credit loss expense for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, and the Company’s historical experience. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of  December 31, 2025 and 2024, the allowance for expected credit losses related to accounts receivable was $700,000 and $97,000, respectively.

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

On  June 6, 2025, ONM Environmental entered into an amendment to the  June 2021 Preferred Master Manufacturing Agreement with Ikigai Holdings, LLC and Pooph Inc. to allow Pooph Inc. to pay past due amounts of $1,378,141 in royalties and $2,385,468 on product invoices through a weekly payment plan bearing 10% interest and maturing  July 3, 2026 (the “PMMA Amendment”). This amount was recorded on our consolidated balance sheet at  June 30, 2025, as a note receivable. The PMMA Amendment also modified payment and invoicing terms on existing and future product purchase orders, and allowed ONM Environmental to withhold product if the payment terms were not met. On  August 5, 2025, Pooph Inc. delivered a royalty report due for the second quarter of 2025, but did not pay the $463,520 in royalties due. On  August 15, 2025, it failed to make the weekly payment required pursuant to the PMMA Amendment, and has not made a payment since. On  September 19, 2025, Pooph Inc. disclosed that it had been working independently on developing a new formula for Pooph-branded products to replace BioLargo's formula, and that it was terminating the Preferred Master Manufacturing Agreement, citing ONM's refusal to deliver products. On  September 24, 2025, BioLargo and ONM delivered notice to Pooph that its license grant was immediately revoked due to Pooph’s failure to pay royalties, and that it was terminating the License Agreement in its entirety with 150 days’ notice. The notice further advised that Pooph is not allowed to market or sell products that incorporate, use, or are based on, in whole or in part, BioLargo’s patents and proprietary information, including but not limited to know-how, disclosed to Pooph, and that absent reinstatement of the grant of license, Pooph must immediately stop marketing and selling any such products in its possession, custody or control (or sold through market portals or platforms such as Amazon). On  November 11, 2025, BioLargo Inc. and ONM Environmental filed a lawsuit against Pooph Inc. and Ikigai Marketing Works LLC (successor entity to Ikigai Holdings LLC) in the United States District Court for the Central District of California in part to recover the amounts due for product purchases and royalties. (See Note 14, "Legal Proceedings".)

During the year ended December 31, 2025, BioLargo management determined that the note receivable and accounts receivable owed by Pooph Inc. were fully impaired, resulting in a $3,886,000 credit loss expense recorded on our consolidated statement of operations, which reduced operating income and current assets by that amount. There were no write-offs of accounts receivable during the years ended December 31, 2025 and 2024. During 2025 the Company had a $3,764,000 write off of a note receivable.

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the years ended December 31, 2025 and 2024 there was one customer that accounted for more than 10% of consolidated revenues, as follows:

	December 31,	December 31,
	2025	2024
Customer A	59%	77%

We had one customer that accounted for more than 10% of consolidated accounts receivable at December 31, 2024, as follows:

	December 31,	December 31,
	2025	2024
Customer A	0%	82%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. There was no allowance for obsolete inventory as of  December 31, 2025 and 2024. Inventories consisted of (in thousands):

	December 31,	December 31,
	2025	2024
Raw material	$125	$210
Finished goods	185	120
Total	$310	$330

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Non-Current Assets

Other non-current assets consisted of (i) security deposits related to our business offices and leases, (ii) three patents acquired on  October 22, 2021 (in thousands):

	December 31,	December 31,
	2025	2024
Patents	$34	$34
Security deposits	72	61
Total	$106	$95

Equity Method of Accounting

On March 20, 2020, we invested $100,000 into a South Korean entity (Odin Co. Ltd., “Odin”) pursuant to a Joint Venture agreement we had entered into with BKT Co. Ltd. and its U.S. based subsidiary, Tomorrow Water. We received a 40% non-dilutive equity interest, and BKT and Tomorrow Water each received 30% equity interests for an aggregate $150,000 investment.

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheets and record an increase or decrease the recorded balance by our percentage ownership of the profits or losses in the joint venture. During the years ended December 31, 2025 and 2024, the joint venture incurred a loss and our 40% ownership share was determined by management to be impaired and we reduced our investment interest by $14,000 and $5,000, respectively, such that as of December 31, 2025, it is completely written off.

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

Loss Per Share

We report basic and diluted loss per share (“LPS”) for common and common share equivalents. Basic LPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted LPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2025 and 2024, the denominator in the diluted LPS computation is the same as the denominator for basic LPS due to the Company’s net loss which creates an anti-dilutive effect of the warrants and stock options.  Potentially dilutive securities are not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive as of December 31, 2025 and 2024, are as follows (in common stock equivalent shares):

	2025	2024
Stock options	72,566,578	60,047,577
Warrants	31,244,078	31,615,616

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

The following methodology and assumptions were used to calculate share-based compensation for the years ended December 31, 2025 and 2024:

	2025		2024
	Non Plan	2024 Plan	Non Plan	2018 Plan	2024 Plan
Risk free interest rate	4.10 - 4.23%	3.69 - 4.58%	3.81 - 4.34%	4.16%	3.75 - 4.58%
Expected volatility	87 - 91%	73 - 91%	95 - 117%	99%	91 - 96%
Expected dividend yield	—	—	—	—	—
Forfeiture rate	—	—	—	—	—
Life in years	10	5 - 10	10	10	10

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

The Company has outstanding contract liability obligations of $280,000 and $0 as of  December 31, 2025 and 2024, respectively.  The outstanding balance will be recognized per the terms of the contracts.  BioLargo Water, our Canadian subsidiary, had a customer deposit outstanding at  December 31, 2025 and 2024, totaling $80,000 and $76,000, that was awarded as part of a grant for a particular project that has been delayed.  ONM Environmental had a customer deposit outstanding at  December 31, 2025 and 2024, totaling $109,000 and $14,000, related to customer purchase orders not yet fulfilled.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. Management believes there are no unrecognized tax benefits or uncertain tax positions as of December 31, 2025 and 2024.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of December 31, 2025. Accordingly, a valuation allowance was recorded against the net deferred tax asset. The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2025 and 2024 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, accounts payable, and line of credit.  The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

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

Leases

At inception of a lease contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. We have one lease classified as finance leases. For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, management estimates the incremental borrowing rate, which currently is estimated to be 18%. Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Lease components are included in the measurement of the initial lease liability. Additional payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability. Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.  As of December 31, 2025 and 2024, the operating lease right-of-use assets totaled $1,028,000, and $992,000, respectively.  As of December 31, 2025 and 2024, the operating lease liability totaled $1,074,000 and $1,027,000, respectively, on our consolidated balance sheets related to our leases. The finance lease is related to Clyra Medical.  As of December 31, 2025 and 2024, the finance lease right-of-use asset for Clyra Medical totaled $338,000 and $451,000, and the finance lease liability totaled $360,000 and $448,000 (see Note 10).

Equipment and leasehold improvements

Equipment and leasehold improvements is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 - 10 years. Additions, renewals, and betterments that significantly extend the life of the asset are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any related gain or loss is reflected in operations for the year.  Equipment and leasehold improvements as of December 31, 2025 and 2024 is as follows (in thousands):

	2025	2024
Equipment	$1,724	$1,678
Leasehold improvements	526	526
Total, at cost	2,250	2,204
Less: accumulated depreciation	(607)	(462)
Total equipment and leasehold improvements, net	$1,643	$1,742

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interest

A noncontrolling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Noncontrolling interests are required to be presented as a separate component of equity on a consolidated balance sheets. Accordingly, the presentation of net income (loss) is modified to present the income (loss) attributed to controlling and non-controlling interests. The noncontrolling interest on the Company’s consolidated balance sheets represents equity not held by the Company. In accordance with ASC 810-10-20, “Noncontrolling Interests” BioLargo consolidates three non-wholly owned subsidiaries - Clyra, BLEST and BETI. Noncontrolling interest of Clyra represents 52% and 47% as of December 31, 2025 and 2024.  Noncontrolling interest of BLEST represents 30% and 26% as of December 31, 2025 and 2024, respectively.  Noncontrolling interest of BETI represents 5% and 4%as of December 31, 2025 and 2024.

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

In  July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets The ASU provides an optional practical expedient for estimating future credit losses based on current conditions as of the balance sheet date and assuming those conditions do not change over the remaining life of the accounts receivable. This standard is effective for the Company on  January 1, 2026. The adoption of this ASU did not have a material impact on the consolidated results of operations and financial condition.

In  September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes references to prescriptive software development stages and includes an updated framework for capitalizing internal software costs. This standard is effective for the Company on  January 1, 2028. The Company is currently evaluating this ASU’s impact on the consolidated results of operations and financial condition.

Note 3. Sale of Stock for Cash

Lincoln Park Financing

On  December 13, 2022, we entered into a stock purchase agreement (the “Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us at our request up to an aggregate of $10,000,000 of our common stock (subject to certain limitations) from time to time until February 1, 2026. The agreement allowed us, at our sole discretion, to direct Lincoln Park to purchase shares of our common stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that  may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior 12 business days. Concurrently with the Purchase Agreement we entered into a Registration Rights Agreement, pursuant to which we filed a registration statement on Form S-1 with the SEC on  December 23, 2022. This registration statement was declared effective on  January 19, 2023.

During the years ended December 31, 2025 and 2024, we sold 11,745,123 and 766,175 shares of our common stock to Lincoln Park, and received $2,122,000 and $260,000, respectively, in gross proceeds. Our Consolidated Statements of Stockholder Equity includes a $250,000 offering cost due pursuant to the Purchase Agreement that as of December 31, 2025, was outstanding.

Unit Offerings

During the year ended  December 31, 2025, we sold 1,131,579 shares of our common stock and received $215,000 and $155,000 in gross and net proceeds from accredited investors. During the year ended  December 31, 2024, we sold 1,848,720 shares of our common stock and received $419,000 and $334,000 in gross and net proceeds from accredited investors. (See Note 6, “Warrants Issued in Unit Offering”.)

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of  December 31, 2025 and 2024 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 10, “Debt Obligations of Clyra Medical”).

	December 31,

	2025	2024
Current portion of debt:
SBA Paycheck Protection Program loan	$43	$43
Vehicle loan, current portion	13	13
Term loan, current portion	17	—
SBA EIDL Loan, matures July 2053, current portion	10	10
Total current portion of debt	$83	$66

Long-term debt:
Vehicle loan, matures March 2029	$29	$41
Term loan, matures April 2028	22	—
SBA EIDL Loan, matures July 2053	131	134
Total long-term debt, net of current	$182	$175

Total	$265	$241

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2025 and 2024, we recorded $540,000 and $71,000 of interest expense related to the coupon interest from our convertible notes and lines of credit, inclusive of Clyra Medical.

For the years ended December 31, 2025 and 2024, we recorded $200,000 and $38,000 of interest income, inclusive of Clyra Medical.

Vehicle loan

On  February 7, 2023, we entered a loan agreement with Bank of America for the purchase of a commercial vehicle used in operations totaling $80,000, at 5.29% annual interest which matures  March 7, 2029. The loan agreement requires monthly payments of $1,000.  As of  December 31, 2025 and 2024, the balance of this loan totaled $42,000 and $54,000.

Term Loan

On   April 5, 2025, we entered a term loan agreement with American Express for working capital in the principal amount of $50,000, at 7.98% annual interest, which matures  April 10, 2028, and requires monthly payments of $2,000. As of  December 31, 2025 and 2024, the balance of this loan totaled $39,000 and $0.

SBA Program Loans

On  February 7, 2022, we received notice that the SBA had forgiven $174,000 of the ONM Environmental $217,000 Paycheck Protection Program (PPP) loan. As of  December 31, 2025 and 2024, the outstanding balance on this loan totaled $43,000.

On  May 12, 2022, we received notice that the SBA had denied the forgiveness application of BLEST’s $97,000 PPP loan. We successfully appealed that decision and on  June 28, 2024, we received notice that the SBA had forgiven the balance of the BLEST Paycheck Protection Program (PPP) loan.

In  July 2020, ONM Environmental received an Economic Injury Disaster Loan from the SBA in the amount of $150,000. The note has a 3.75% annual interest rate, requires monthly payments of $700, and matures  July 2053.  As of December 31, 2025 and 2024, the balance of this loan totaled $141,000 and $144,000.

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for Services

During the years ended December 31, 2025 and 2024, we issued 2,807,771 and 1,107,594 shares, respectively, to officers, consultants, and other third parties as payment of amounts owed for services provided to our company, and recorded an aggregate $557,000 and $284,000, respectively, in selling general and administrative expense related to these issuances.

Payment of Officer Salaries

During the year ended December 31, 2025, certain of our officers agreed to convert an aggregate $237,000 of accrued and unpaid salary into 1,348,144 shares of our common stock.  The unpaid salary is converted on the last day of each quarter as follows: on December 31, 2025, officers agreed to convert $134,000 of accrued and unpaid salary into 808,908 shares of our common stock at $0.18 per share; on   September 30, 2025, we issued 177,235 shares of our common at $0.17 per share in lieu of $30,000 of accrued and unpaid obligations to two officers.  On  June 30, 2025, we issued 350,751 shares of our common at $0.21 per share in lieu of $70,000 of accrued and unpaid obligations to two officers. On  March 31, 2025, we issued 11,250 shares of our common at $0.28 per share in lieu of $3,000 of accrued and unpaid obligations to an officer.

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

Payment of Consultant and Vendor Fees

During the year ended December 31, 2025, we issued 1,459,627 shares of our common stock in lieu of  $320,000 accrued and unpaid obligations to consultants and vendors. The unpaid obligations were converted on the last day of each quarter as follows: on December 31, 2025, we issued 539,236 shares of our common stock at $0.17 per share in lieu of $94,000 of accrued and unpaid obligations; on  September 30, 2025, we issued 147,059 shares of our common at $0.18 per share in lieu of $25,000 of accrued and unpaid obligations to consultants and vendors. On  June 30, 2025, we issued 564,252 shares of our common at $0.25 per share in lieu of $143,000 of accrued and unpaid obligations to consultants and vendors. During the three months ended  March 31, 2025, we issued 209,080 shares of our common at $0.27 per share in lieu of $58,000 of accrued and unpaid obligations to consultants and vendors.

During the year ended  December 31, 2024, we issued 1,049,928 shares of our common stock $271,000 accrued and unpaid obligations to consultants and vendors. The unpaid obligations were converted on the last day of each quarter as follows: on  December 31, 2024, we issued 94,126 shares of our common stock at $0.19 per share in lieu of $18,000 of accrued and unpaid obligations; on   September 30, 2024, we issued 219,816 shares of our common stock at $0.23 per share in lieu of $54,000 of accrued and unpaid obligations; on   June 30, 2024, we issued 446,989 shares of our common stock at $0.26 per share in lieu of $116,000 of accrued and unpaid obligations; on  March 31, 2024, we issued 288,997 shares of our common stock at $0.35 per share in lieu of $83,000 of accrued and unpaid obligations.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities, or involved shares registered pursuant to our 2024 Equity Plan.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Expense

During the years ended December 31, 2025 and 2024, we recorded an aggregate $2,965,000 and $2,063,000, respectively, in selling general and administrative expense related to the granting of stock options. We issued options through our 2024 Equity Incentive Plan, 2018 Equity Incentive Plan, and outside of these plans.  Of the aggregate amount issued during the years ended December 31, 2025 and 2024, $1,203,000 and $528,000, respectively, were issued by our subsidiary Clyra Medical (see Note 10).

2024 Equity Incentive Plan

On  June 13, 2024, our stockholders adopted the BioLargo 2024 Equity Incentive Plan (“2024 Plan”) as a means of providing our directors, key employees, and consultants additional incentive to provide services. Both stock options and stock grants  may be made under this plan for a period of 10 years. It is set to expire on its terms on  June 13, 2034. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The number of shares available to be issued under the 2024 Plan increases automatically on  January 1 of each year by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of December 31, 2025, 42,000,000 shares are authorized under the plan, and 25,206,986 remain available for grant.

Activity for our stock options under the 2024 Plan during the years ended  December 31, 2025 and 2024, is as follows:

	Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2023	—	$—
Granted	5,493,920	$0.23
Balance, December 31, 2024	5,493,920	$0.23
Granted	11,299,094	$0.20
Balance, December 31, 2025	16,793,014	$0.21	9.1	32,000
Non-vested	(4,351,214)	$0.17
Vested, December 31, 2025	12,441,800	$0.22	9.1	32,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.18 at December 31, 2025.

The options granted to purchase 11,299,094 shares during the year ended December 31, 2025 with an aggregate fair value of $1,925,000 were issued to board of directors, employees and consultants and the per share exercise price ranged between $0.17 and $0.28: (i) we issued options to purchase 1,750,369 shares of our common stock to members of our board of directors for services performed, in lieu of cash, and the fair value of these options totaled $311,000; (ii) we issued options to purchase 4,182,205 shares of our common stock to employees as part of employee retention plans, and the fair value of employee retention plan options totaled $730,000 and vest over time or based on performance metrics; (iii) we issued options to purchase 5,066,520 shares of our common stock to consultants in lieu of cash for expiring options and for services performed, and the fair value of these options totaled $817,000; and (iv) we issued options to purchase 300,000 shares of our common stock to our Chief Financial Officer with a fair value of $67,000 for extension of agreements. All stock option expense is recorded on our consolidated statements of operations as selling, general and administrative expense.

As of  December 31, 2025, there remains $760,000 of stock option expense to be expensed over the next four years.

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

On  August 13, 2024, we and our Chief Financial Officer Charles K. Dargan, II agreed to extend the term of his engagement agreement dated  February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as our Chief Financial Officer. The Engagement Extension Agreement dated as  August 13, 2024 (the “Engagement Extension Agreement”) expires  January 31, 2025 (the “Extended Term”), at which time the agreement will automatically renew for subsequent one-year periods.  As the sole compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 300,000 shares of the Company’s common stock (this issuance is included in the total identified in (iv) above). The Option vested over the period of the Extended Term in monthly installments of 25,000 shares, so long as the agreement was in full force and effect. The Option was exercisable at $0.24 per share, the closing price of BioLargo’s common stock on the  August 13, 2024, grant date, expires ten years from the grant date, and was issued pursuant to the Company’s 2024 Equity Incentive Plan. The Option was Mr. Dargan’s sole compensation for the Extended Term. As was the case in all prior terms of his engagement, there was no cash component of his compensation for the Extended Term. Mr. Dargan is eligible to be reimbursed for business expenses he incurred in connection with the performance of his services as the Company’s Chief Financial Officer (although he has made no such requests for reimbursement in the past). All other provisions of the Engagement Agreement not expressly amended pursuant to the Engagement Extension Agreement remained the same, including provisions regarding indemnification and arbitration of disputes. Upon each renewal of the agreement, Mr. Dargan will be issued an option to purchase 300,000 shares, at an exercise price equal to the closing price of the Company's common stock on the prior business day, vesting over one year.

2018 Equity Incentive Plan

On June 22, 2018, the BioLargo 2018 Equity Incentive Plan (“2018 Plan”) was adopted as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants could be issued under this plan for a period of 10 years. It is set to expire on its terms on June 22, 2028. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee had sole discretion to set the price of the options. The plan authorized the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The 2018 Plan closed in June 2024 with 9,343,614 shares unissued.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity for our stock options under the 2018 Plan during the years ended  December 31, 2025 and 2024, is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Price per	remaining	Intrinsic
	Outstanding	share	term	Value(1)
Balance, December 31, 2023	41,108,448	$0.19
Granted	1,547,938	$0.30
Exercised	(485,000)	$0.15
Balance, December 31, 2024	42,171,386	$0.19
Exercised	(566,951)	$0.16
Balance, December 31, 2025	41,604,435	$0.19	5.8	$499,000
Non-vested	(1,934,723)	$0.22
Vested, December 31, 2025	39,669,712	$0.19	5.7	$493,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.18 at December 31, 2025.

During 2025, an option holder elected to exercise 566,951 options using the cashless exercise option in exchange for 265,800 shares of our common stock.

As of December 31, 2025, there remains $334,000 of stock option expense to be expensed over the next three years.

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

2007 Equity Incentive Plan

On September 7, 2007, and as amended April 29, 2011, we adopted the 2007 Equity Incentive Plan (“2007 Plan”) as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants could be made under this plan for a period of 10 years, which expired on September 7, 2017. The Board’s Compensation Committee administered this plan. As plan administrator, the Compensation Committee had sole discretion to set the price of the options. As of September 2017, the Plan was closed to further stock option grants.

Activity for our stock options under the 2007 Plan for the years ended December 31, 2025 and 2024 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Price per	remaining	intrinsic
	Outstanding	share	term	Value(1)
Balance, December 31, 2023	1,564,085	$0.61
Expired	(406,585)	0.61
Balance, December 31, 2024	1,157,500	$0.53	1.0
Expired	(777,500)	0.48
Balance, December 31, 2025	380,000	$0.63	1.0	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.18 at December 31, 2025.

Non-Plan Options issued

Activity of our non-plan stock options issued for the years ended December 31, 2025 and 2024 is as follows:

		Weighted	Weighted
	Non-plan	average	Average	Aggregate
	Options	price per	remaining	intrinsic
	outstanding	share	term	value(1)
Balance, December 31, 2023	17,375,044	$0.39
Granted	85,251	$0.23
Exercised	(463,882)	$0.17
Expired	(1,308,771)	$0.46
Balance, December 31, 2024	15,687,642	$0.40
Granted	444,921	$0.19
Expired	(2,093,434)	$0.41
Balance, December 31, 2025	14,039,129	$0.39	1.8	35,000
Non-vested	(250,000)	$0.18
Vested, December 31, 2025	13,789,129	$0.39	1.8	$35,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.18 at December 31, 2025.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2025, we issued options to purchase an aggregate 444,921 shares of our common stock at exercise prices ranging between $0.18 and $0.28 per share to vendors for fees for services. The fair value of the options issued totaled an aggregate $72,000 and is recorded in our selling, general and administrative expense.

As of December 31, 2025, there is a total of $39,000 unvested fair value that will expense in the next two years.

During the year ended  December 31, 2024, we issued options to purchase an aggregate 85,251 shares of our common stock at exercise prices ranging between $0.23 and $0.26 per share to vendors for fees for services. The fair value of the options issued totaled an aggregate $18,000 and is recorded in our selling, general and administrative expense.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, issued for the years ended December 31, 2025 and 2024 is as follows:

		Weighted	Weighted
		average	average	Aggregate
	Warrants	price per	Remaining term	intrinsic
	outstanding	share	term	value(1)
Balance, December 31, 2023	51,590,300	$0.27
Granted	4,127,516	$0.30
Exercised	(3,278,337)	$0.23
Expired	(20,823,863)	$0.24
Balance, December 31, 2024	31,615,616	$0.29
Granted	2,263,160	$0.27
Expired	(2,634,698)	$0.22
Balance, December 31, 2025	31,244,078	$0.29	1.7	$5,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.18 at December 31, 2025.

There were no warrants exercised during 2025.  During 2024, investors exercised warrants to purchase 3,278,337 shares of our common stock, and we received $756,000 in proceeds.

Warrants issued in Unit Offerings

During the year ended December 31, 2025, pursuant to our Unit Offerings (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 1,131,580 shares of our common stock at $0.23 per share, and five-year stock purchase warrants to purchase an aggregate 1,131,580 shares of our common stock at $0.29 per share.  The relative fair value of the warrant component of the units sold to investors totaled $174,000. The Black-Scholes model was used to calculate relative fair value, further discounted by the beneficial conversion feature and the value of the common stock component.

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

	2025	2024
Risk free interest rate	3.67 - 3.73%	4.15 - 5.38%
Expected volatility	72 - 73%	64 - 87%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	.5 - 5	.5 - 5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Accounts Payable and Accrued Expenses

As of December 31, 2025, accounts payable and accrued expenses included the following (in thousands):

							Intercompany
Category	BioLargo	ONM	BLEST	BioLargo Canada	BETI	BEST	amounts	Totals
Accounts payable	$588	$305	$—	$100	$43	$—	$(24)	$1,012
Accrued payroll	10	85	73	22	—	9	—	199
Total								$1,211

As of December 31, 2024, accounts payable and accrued expenses included the following (in thousands):

							Intercompany
Category	BioLargo	ONM	BLEST	BioLargo Canada	BETI	BEST	amounts	Totals
Accounts payable	$221	$511	$73	$24	$31	$—	$(34)	$826
Accrued payroll	12	68	40	—	—	—	—	120
Total								$946

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

Pretax loss from continuing operations is as follow (in thousands):

	2025	2024
Domestic	$(14,661)	$(3,843)
Foreign	(528)	(504)
Total	$(15,189)	$(4,347)

A reconciliation of income tax expense (benefit) computed at the statutory federal tax rates to income taxes as reflected in the financial statements is as follows (in thousands):

	2025		2024
	Amount	Rate	Amounts	Rate
Statutory U.S. federal tax rate	$(3,188)	(21.0%)	$(913)	(21.0%)

Permanent differences:
State and local income taxes, net of federal benefit	—	0.0%	—	0.0%
Stock compensation	623	4.1%	433	10%
Other	5,079	33.5	227	5.2%
Valuation Allowance	(2,514)	(16.6%)	253	5.8%
Total	$—	0.0%	$—	0.0%

As of December 31, 2025 and 2024, management was not aware of any uncertain tax positions that could have a material adverse effect on the Company's consolidated financial statements.  There were no cash paid for taxes in  December 31, 2025 and 2024

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are comprised of the following (in thousands):

	2025	2024
Net operating loss carryforwards	$19,994	$22,508
Valuation allowance	(19,994)	(22,508)
Total net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses in the United States, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2025 and 2024, respectively. The Company reevaluates the positive and negative evidence at each reporting period.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2025, the Company had utilizable federal net operating loss carry forwards of approximately $95.2 million.  The federal operating losses prior to 2005 have expired. As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $62.8 million that expire at various dates beginning in 2026 until 2037, as well as net operating loss carryforwards of approximately $32.4 million generated after 2017 that do not expire but are subject to an annual utilization limitation of 80% of taxable income.  Utilization of the U.S. federal and state net operating loss may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.

The Company is subject to tax in the U.S. and files income tax returns in the U.S. Federal jurisdiction and several states and local jurisdictions where the Company has determined it has tax nexus. The Company is subject to U.S. Federal, state and local income tax examinations by tax authorities for periods after 2021. The Company currently is not under examination by any tax authority.

Note 9. Noncontrolling Interest – BioLargo Energy Technologies, Inc. (BETI)

BioLargo Energy Technologies, Inc. (“BETI”) was formed for the purpose of commercializing a liquid sodium battery technology. BioLargo purchased 9,000,000 shares of BETI common stock upon its formation and was initially its sole stockholder. During the year ended December 31, 2025, and 2024, BETI sold 114,865 and 20,000 shares of its common stock and received $425,000 and $50,000, respectively. Each investor also entered into an agreement with BioLargo whereby the investor  may exchange some or all of its shares of BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 20 trading days prior to the election to exchange.

As of  December 31, 2025, BETI had 9,605,826 issued and outstanding shares, of which BioLargo holds 9,095,000.

Note 10. Noncontrolling Interest – Clyra Medical

As discussed in Note 2 above, we consolidate the operations of our partially owned subsidiary Clyra Medical, of which we owned 48% of its outstanding shares as of December 31, 2025.

Debt Obligations of Clyra Medical

Secured Promissory Notes

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

During 2025, Clyra issued secured promissory notes in the aggregate amount of $436,000, the funds of which were used to purchase equipment for at-scale manufacture of its products. The notes bear interest at the rate of 15% per annum, mature on  October 31, 2026, require interest-only payments until maturity, and  may be pre-paid at any time. Each investor received a warrant to purchase the number of Clyra common shares equal to the face amount of the note divided by six, at an exercise price of $6.00 per share, expiring  October 31, 2029.  Warrant to purchase 72,667 shares of Clyra common stock were issued. The fair value of the warrants totaled $99,000 and is recorded as a debt discount, which is amortized as interest expense over the term of the secured promissory note.  As of  December 31, 2025, and  December 31, 2024, the balance outstanding totaled $1,300,000 and $864,000.

Convertible Promissory Notes

During 2025, Clyra issued convertible promissory notes in the aggregate amount of $250,000. The notes bear interest at the rate of 15% per annum, mature two years after the issuance date, require interest-only payments until maturity, and  may be pre-paid at any time.  Each investor received a warrant to purchase the number of Clyra common shares equal to the face amount of the note divided by six, at an exercise price of $7.50 per share, expiring  August 1, 2027.  Warrants to purchase 41,667 shares of Clyra common stock were issued.  The fair value of these warrants issued totaled $52,000 and is recorded as a debt discount and will be amortized to interest expense over the term of the convertible promissory note.  During the year ending December 31, 2025, these notes were converted into 41,667 shares of Clyra common stock.

Guaranteed Note Offering

During 2025, Clyra issued guaranteed promissory notes in the aggregate amount of $575,000. The notes bear interest at the rate of 15% per annum, matures  July 15, 2027, and is guaranteed by the Company’s largest stockholder, BioLargo Inc. The notes  may be converted at $6.00 per share by the holder at any time, and by Clyra upon the occurrence of certain events which have been satisfied as of  May 15, 2025. Each investor received a warrant to purchase an aggregate of number of Clyra common shares equal to the face amount of the note divided by six, at an exercise price of $6.50 per share, expiring  July 15, 2028. Warrants to purchase 88,462 shares of Clyra common stock were issued. The fair value of these warrants issued totaled $80,000 and is recorded as a debt discount and will be amortized to interest expense over the term of the guaranteed promissory notes.  As of  December 31, 2025, the balance outstanding totals $575,000.

The Black-Scholes model is used to calculate the initial fair value of the warrants issued as part of the Clyra Medical debt obligations, we used a stock price on the date of grant of $6.00 per share, volatility ranging between 21 - 43%. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Line of Credit

On  June 30, 2020, Clyra Medical entered into a Revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC ("Vernal") committed to provide a $1,000,000 inventory line of credit. Since inception, Clyra Medical received $260,000 in draws and made repayments totaling $126,000. The interest rate on this line of credit is 15%. On  December 13, 2022, Clyra and Vernal amended the Revolving Line of Credit Agreement extending the maturity date of the line of credit indefinitely and modifying the payment terms such that amounts of principal due in each month are capped at a maximum of 15% of the principal amount then due under the note. The maturity date has not been further extended, and Clyra continues to provide monthly reporting and make interest payments to Vernal as required. As of  December 31, 2025 and 2024, the balance outstanding on this line of credit totaled $134,000.

Equity Transactions

As of December 31, 2025, Clyra had an aggregate 11,375,860 shares outstanding, of which 746,418 and 330,000 were Series A and Series B Preferred shares, respectively.  As of December 31, 2024, Clyra had an aggregate 10,544,527 shares outstanding, of which 746,418 were Series A Preferred shares. As of December 31, 2025 and 2024, BioLargo owned 5,470,921 shares, of which 165,765 were Series A Preferred shares.

Sales of Series A Preferred Stock

Shares of Series A Preferred Stock earn a dividend of 15% each year, compounding annually; the company is under no obligation to pay such dividends in cash, and such dividends automatically convert to common stock upon conversion of the Series A Preferred Stock to common stock. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock, and automatically convert upon the completion of a public offering of shares in which at least $5,000,000 of gross proceeds is received by the company. Accrued dividends  may be converted to common stock at a conversion rate of $3.10 per share. Each investor also entered into an agreement with BioLargo whereby the investor  may exchange some or all of its Series A Preferred stock, plus accrued dividends, into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 30 prior trading days. Elections  may be made during the period beginning  January 1, 2025, and ending on  June 30, 2026.  There were no sales of Series A Preferred Stock during the years ended December 31, 2025 and 2024.

Sales of Series B Preferred Stock

In an offering that closed in  October 2025, Clyra sold 330,000 shares of its Series B Preferred Stock, and in exchange received $2,145,000 in gross and net proceeds. Purchasers of the Series B Preferred Stock also received warrants to purchase an aggregate 165,000 shares of common stock for $7.50 per share, expiring three years from the grant date. The fair value of the warrants issued totaled $94,000.

Sales of Common Stock

During the year ended December 31, 2025, Clyra sold 72,244 shares of its common stock, and issued 36,122 warrants to purchase shares of its common stock at $7.50 per share, expiring  February 28, 2027, from six accredited investors. In exchange, it received $445,000 in gross proceeds.  The relative fair value of these warrants totaled $45,000.

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

Common Stock issued for services

During 2025, Clyra issued 37,582 shares of its common stock to vendors for services performed in lieu of cash totaling $100,000 and issued a warrant to purchase 5,707 shares of its common stock at $6.00 per share, expiring 5 years from the grant date. The relative fair value of these warrants totaled $7,000.

During 2024, Clyra issued 11,331 shares of its common stock to vendors for services performed in lieu of cash totaling $29,000.

Warrant issued for accounts payable

During 2025, Clyra issued a warrant to purchase 13,847 shares of common stock to a vendor in exchange for services.  The warrant has an exercise price is $7.50, expires three years from the date of grant, and the fair value totaled $8,000.

Warrant Holder Unit Offering

During 2025, Clyra allowed existing warrant holders to purchase up to two times the number of warrants they held at their current exercise price and receive, in addition to the shares exercised, an additional warrant equal the number of shares purchased with an exercise price is $7.50 per share to expire  June 30, 2028. Clyra received $1,894,000 in gross and net proceeds and issued warrants to purchase 336,916 shares of its common stock from 26 accredited investors. The relative fair value of these warrants totaled $212,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

		Weighted	Weighted
	Clyra	average	average
	Options	price per	remaining
	Outstanding	share	term
Balance, December 31, 2023	1,478,921	$0.31
Granted	497,942	$0.85
Balance, December 31, 2024	1,976,863	$1.12
Granted	1,036,829	$4.41
Balance, December 31, 2025	3,013,692	$2.17	7.3
Non-vested	(854,685)	$3.97
Vested Balance, December 31, 2025	2,159,007	$1.46	8.6

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis. During the years ended December 31, 2025 and 2024, Clyra issued options to purchase 1,036,829 and 497,942 shares of its common stock, respectively. Each option vests per the terms of the issuance and has an expiration date 10 years from the date of grant. Of the 1,036,829 options granted during the year ended December 31, 2025, the exercise price of 965,930 shares are $4.50 per share, and 70,899 shares are exercisable at $3.10 per share. The fair value of the options issued in the year ended December 31, 2025 and 2024 totaled $1,760,000 and $528,000, respectively; we used the Black-Scholes model to calculate the initial fair value, assuming a stock price on date of grant of $4.50 and $3.10 per share, respectively. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%. During the year ended December 31, 2025, we used a risk-free rate ranging between 3.48% - 4.45% and volatility of 21 - 49%, compared to the year-ended December 31, 2024, we used a risk-free rate ranging between 3.95% - 4.34%, a volatility of 43% - 49% and an expected life of 10 years.

As of December 31, 2025, there remains $1,490,000 of stock option expense to be expensed over the next three years.

Warrants

	Clyra Warrants Outstanding	Weighted average price per share	Weighted average remaining
Balance, December 31, 2023	749,911	$3.74
Granted	441,336	$6.70
Exercised	(8,065)	$3.72
Balance, December 31, 2024	1,183,182	$4.84
Granted	760,387	$7.15
Exercised	(241,073)	$6.55
Balance at December 31, 2025	1,702,496	$5.39	1.6

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

Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%. For the year-ended December 31, 2025, we used a risk-free rate ranging between 3.48% - 4.45%, compared to the year-ended December 31, 2024, we used a risk-free rate ranging between 3.95% - 4.34%, a volatility of 21% - 49% and an expected lives of .5 - 5 years.

Sale and leaseback of equipment

On December 4, 2024, Clyra entered into an agreement whereby it sold and leased back certain equipment to be used in the manufacturing of its wound irrigation solution. Clyra received $350,000 cash and a secured promissory note in the principal amount of $82,000 which bears interest at 15%, requires interest be paid monthly, and the principal balance due on December 4, 2028. The obligations of the Note are secured by the equipment pursuant to a security agreement.  At the end of the lease term, Clyra has the option to purchase the equipment for $82,000. Concurrently, Clyra leased the equipment for a 49-month term.  The remaining lease payments total $450,000.

Year ending,	Total
December 31, 2026	$150
December 31, 2027	150
December 31, 2028	150
Total minimum lease payments	450
Less imputed interest	(90
Total financing lease liability	$360

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable and Accrued Expenses

At December 31, 2025 and 2024, Clyra had the following accounts payable and accrued expenses (in thousands):

Category	2025	2024
Accounts payable	$634	$247
Accrued payroll	21	30
Accrued dividend	937	590
Total	$1,592	$867

Note 11. Noncontrolling Interest – BioLargo Engineering, Science & Technologies, LLC

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

The BLEST Compensation Committee has met regularly since the subsidiary commenced operations. In  December 2025, the committee determined that a portion of the performance metrics were met and issued additional profit interests would be vested (30% in the aggregate) and vested additional option interests (1,750,000 option shares in the aggregate). In  December 2024, the committee determined that a portion of the performance metrics were met and issued additional profit interests would be vested (26.25% in the aggregate) and vested additional option interests. The vesting of option shares during the years ended  December 31, 2025 and 2024 resulted in a fair value totaling $55,000 each year and is recorded on our consolidated statements of operations as selling, general and administrative expense.

Note 12. Business Segment Information

For the years ended December 31, 2025 and 2024, BioLargo had six operating business segments, plus its corporate entity which is responsible for general corporate operations, including administrative functions, finance, human resources, marketing, legal, etc. The six operational business segments are:

1.	ONM Environmental -- which sells odor and volatile organic control products and services, located in Westminster, California;
2.	BLEST - which provides professional engineering services on a time and materials basis for outside clients and supports our internal operations as needed., located in Oak Ridge, Tennessee;
3.	Clyra Medical Technologies (“Clyra Medical”) -- which develops and sells medical products based on our technologies;
4.	BioLargo Energy Technologies, Inc. ("BETI") - which is developing our proprietary battery technology;
5.	BioLargo Equipment Solutions & Technologies ("BEST") - which sells our water treatment equipment; and
6.	BioLargo Canada - the main hub of our scientists researching and developing our technologies, located in Edmonton, Alberta Canada.

Other than ONM Environmental, none of our operating business units have operated at a profit, and therefore each required additional cash to meet its monthly expenses, funded through sales of debt or equity, research grants, and tax credits. Clyra Medical and BETI have been funded by third party investors who invest directly in in these entities in exchange for equity ownership in that entity.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The segment information for the years December 31, 2025 and 2024, is as follows (in thousands):

	2025	2024
Revenues
ONM Environmental	$5,905	$15,597
BLEST	2,545	3,197
Clyra Medical	—	—
BioLargo Canada	86	72
Intersegment revenue	(771)	(1,087
Total	$7,765	$17,779

Research and development
BioLargo corporate	$(865)	$(1,173
BLEST	(617)	(1,158
Clyra Medical	(1,168)	(827
BETI	(274)	(379
BioLargo Canada	(440)	(432
Intersegment research and development	771	1,087
Total	$(2,593)	$(2,882

Operating income (loss)
BioLargo corporate	$(3,933)	$(4,027
ONM Environmental	(2,317)	5,920
BLEST	(1,091)	(1,453
Clyra Medical	(6,065)	(3,324
BETI	(639)	(642
BEST	(276)	(273
BioLargo Canada	(534)	(532
Total	$(14,855)	$(4,331

Depreciation expense
BioLargo corporate	$(38)	$(42
ONM Environmental	(41)	(33
BLEST	(48)	(71
Clyra Medical	(9)	(9
BETI	(9)	—
Total	$(145)	$(155

Stock option expense
BioLargo corporate	$(1,762)	$(1,535
Clyra Medical	(1,203)	(528
Total	$(2,965)	$(2,063

Interest income (expense)
BioLargo corporate	$10	$(6
ONM Environmental	90	31
Clyra Medical	(499)	(60
BLEST	59	—
BioLargo Canada	—	2
Total	$(340)	$(33

Net income (loss)
BioLargo corporate	$(3,923)	$(4,033
ONM Environmental	(2,227)	5,951
BLEST	(1,032)	(1,356
Clyra Medical	(6,564)	(3,490
BETI	(639)	(642
BEST	(276)	(273
BioLargo Canada	(528)	(504
Consolidated net loss	$(15,189)	$(4,347

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025	BioLargo	ONM	Clyra	BLEST	BETI	BioLargo Canada	Elimination	Total
Tangible assets	$694	$2,331	$2,650	$1,169	$4	$321	$(224)	$6,945
Operating lease right-of-use	238	—	175	615	—	—	—	1,028
Finance lease right-of-use	—	—	338	—	—	—	—	338
Total	$932	$2,331	$3,163	$1,784	$4	$321	$(224)	$8,311

As of December 31, 2024	BioLargo	ONM	Clyra	BLEST	BETI	BioLargo Canada	Elimination	Total
Tangible assets	$775	$5,879	$1,696	$790	46	$104	$(234)	$9,056
Operating lease right-of-use	333	—	—	659	—	—	—	992
Finance lease right-of-use	—	—	451	—	—	—	—	451
Investment in South Korean joint venture	14	—	—	—	—	—	—	14
Total	$1,122	$5,879	$2,147	$1,449	$46	$104	$(234)	$10,513

Note 13. Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. Short-term leases less than one-year are not included in our analysis. For the years ended December 31, 2025 and 2024, rental expense was $404,000 and $365,000, respectively.  The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.

As of December 31, 2025, our weighted average remaining lease term is five years, and the total remaining operating lease payments is $1,686,000. Payments over the remaining lease terms is as follows:

Year ending	BioLargo Corp / ONM	CLYRA	BLEST	Total
December 31, 2026	$166	$58	$160	$384
December 31, 2027	113	59	163	335
December 31, 2028	—	60	166	226
December 31, 2029	—	61	170	231
December 31, 2030	—	25	173	198
Thereafter	—	—	312	312
Total minimum lease payments	$279	$263	$1,144	$1,686
Less imputed interest	(40)	(79)	(493)	(612)
Total operating lease liabilities	$239	$184	$651	$1,074

Note 14.  Legal Proceedings.

On  November 11, 2025, BioLargo Inc. and ONM Environmental Inc. filed a lawsuit against Pooph Inc. (and related party Ikigai Marketing Works LLC) in the United States District Court, Central District of California, case number  8:25-cv- 02516, alleging patent infringement ( 35 U.S.C.  271), false advertising ( 15 U.S.C.  1125), and state law claims including breach of contract, false promise, unfair and fraudulent business practices, and constructive fraud. In the suit, we seek (i) an order that the defendants have infringed on our patents, an injunction enjoining defendants from further infringing on our patents, and accounting for defendants' gains and profits; (ii) an order that defendants have violated Section  43(a) of the Lanham Act, an injunction preventing defendants from using product reviews based on our proprietary technology with their newly formulated products, and an accounting and damages for these violations; (iii) compensatory damages for unpaid royalties of  $1,667,292; (iv) compensatory damages for unpaid product purchased from ONM Environmental of $2,154,110, (v) compensatory damages in an amount according to proof for false promises and unfair and fraudulent business practices; (vi) treble and/or exemplary damages; and (vii) costs and attorneys fees. Also on  November 11, 2025, Pooph Inc. served ONM Environmental with a lawsuit venued in the Orange County, California Superior Court filed  September 11, 2025, case number  30- 2025- 01511009, alleging ONM Environmental breached the terms of, and the implied covenant of good faith and fair dealing of, the Preferred Master Manufacturing Agreement, seeking damages in an amount to be determined, as well as unjust enrichment, interest, and attorneys fees and costs, arising out of the manufacture and sale of the Pooph-branded products, including the Litterizer cat-litter additive, and ONM Environmental's refusal to fill purchase orders while Pooph Inc. was in breach of contract for failure to pay past due monies. ONM Environmental disputes the allegations and intends to vigorously defend the lawsuit. While the outcomes of the lawsuits are uncertain, management believes that the resolutions of these proceedings will  not have a material adverse effect on the Company's financial position, results of operations, or cash flows. However, adverse outcomes could materially impact future financial results.

Note 15.  Related Party Transactions.

Management performed an internal review and inspection and noted there are no material transactions with related parties as defined in ASC 850, except those disclosed in Note 5 Share-based compensation to officers.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosure.

CFO Extension

On  January 31, 2026, the Engagement Agreement with our Chief Financial Officer Charles K. Dargan, II automatically extended for a one-year period to expire  January 31, 2027 (the “2026-27 Term”). As the sole compensation for the 2026-27 Term, and in accordance with his contract, Mr. Dargan was issued an option (“Option”) to purchase 300,000 shares of the Company’s common stock. The Option vests over the period of the extended term in monthly installments of 25,000 shares, so long as the agreement is in full force and effect. The Option is exercisable at $0.179 per share, the closing price of BioLargo’s common stock on the last trading day of  January 2026, expires ten years from the grant date, and was issued pursuant to the Company’s 2024 Equity Incentive Plan.

Clyra Medical

From January 1, 2026, through March 4, 2026, Clyra Medical received $1,705,000 and issued unsecured promissory notes in the aggregate principal amount of $1,705,000, bearing interest at the rate of 15% per annum, which mature  February 28, 2029, and require interest-only payments until maturity (titled its 2026 Guaranteed Note). Clyra Medical also issued the investors warrants allowing for the purchase of an aggregate 133,282 shares of its common stock at $7.50 per share, expiring February 28, 2031. Payment of the promissory notes are guaranteed by BioLargo Inc.

BioLargo Energy Technologies, Inc. ("BETI")

From January 1, 2026, through March 4, 2026, BETI sold 124,867 shares of its common stock and received $462,000 from seven investors. Each investor also entered into an agreement with BioLargo Inc. whereby the investor  may exchange some or all of its shares of BETI common stock into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 20 trading days prior to the date of election.

Stock Issuances

From January 1, 2026, through March 4, 2026, we sold 984,188 shares of our common stock to Lincoln Park (see Note 3), and received $170,704 in gross and net proceeds.