Form 10-K/A
period 2025-12-31
BIOLARGO, INC.
filed 2026-04-30
CIK 880242

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $63,071,415.

The number of shares outstanding of the issuer’s class of common equity as of April 29, 2026, was 320,883,262. No preferred shares are issued or outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY PARAGRAPH

On March 4, 2026, BioLargo, Inc. (the "Company") filed its annual report on Form 10-K for the year ended December 31, 2025 (the “Original 10-K”) with the Securities and Exchange Commission (the “SEC”). We are filing this Amendment No. 1 on Form 10-K (the “Amendment”) to include the information required by Part III of Form 10-K, which was omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, since we will not file an annual general meeting definitive proxy statement within 120 days after our fiscal year ended December 31, 2025. We have also removed the reference on the face page of this Amendment the reference to documents incorporated by reference included in the Orignal 10-K.

Except as expressly set forth in this Amendment, no other changes have been made to the Original 10-K. This Amendment does not amend, update or otherwise change the financial statements or any other items or disclosures contained in the Original 10-K, and it does not otherwise reflect events occurring after the filing date of the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and with the Company’s other filings with the SEC made subsequent to the filing of the Original 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our Original 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Officers

The following sets forth as of April 30, 2026 certain information regarding each of our current executive officers and members of our board of directors.

Name	Position with Company	Age	Director Since
Dennis P. Calvert	President, Chief Executive Officer, Chairman, and Director	63	June 2002
Kenneth R. Code	Chief Science Officer, Director	79	April 2007
Dennis E. Marshall(2)(3)(4)	Director	83	April 2006
Joseph L. Provenzano	Executive Vice President, Corporate Secretary and Director	57	June 2002
Jack B. Strommen	Director	56	June 2017
Linda Park(1)(3)(5)	Director	48	November 2022
Christina Bray(1)(2)(6)	Director	38	November 2022
Charles K. Dargan, II	Chief Financial Officer	71	February 2008
____________________

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating and Governance Committee
(4)	Chairman of Audit Committee
(5)	Chairman of Compensation Committee
(6)	Chairman of Nominating and Governance Committee

Dennis P. Calvert serves as our President, Chief Executive Officer, and Chairman of the board of directors and also holds board and executive roles across the Company’s subsidiaries. Mr. Calvert has served as a director, President and Chief Executive Officer since June 2002. He previously served as Corporate Secretary from September 2002 to March 2003 and as Chief Financial Officer from March 2003 to January 2008. Mr. Calvert holds a B.A. in Economics from Wake Forest University, where he was a varsity basketball player, and has also pursued studies at Columbia University and Harding University. In January 2025, he was appointed by the U.S. Secretary of Commerce to serve a two-year term on the Environmental Technology Trade Advisory Committee (ETTAC), and he also serves as Chairman of the Enabling Innovative Technology Subcommittee. Mr. Calvert serves on the board of directors of The Maximum Impact Foundation, a 501(c)(3) organization dedicated to supporting lifesaving initiatives globally. He is also a Director and Co-Chair of the Energy Committee and the Water Committee of Sustain SoCal, a trade association promoting economic growth in Southern California’s clean technology sector, and serves on the board of directors of TMA BlueTech, a regional water cluster focused on science-based ocean industries. In addition, Mr. Calvert has been invited to serve as a member of the Forbes CEO Council, an invitation-only organization for senior executives, where he contributes as a thought leader by publishing insights and perspectives on business leadership, innovation, and clean technology. Mr. Calvert is an Eagle Scout. He is married and has two grown children. Mr. Calvert brings extensive entrepreneurial experience as an operator, investor, and consultant. Prior to his work with BioLargo, he participated in more than 300 consulting engagements and over 50 acquisitions, as well as numerous financing transactions, across industries including industrial chemicals, healthcare management, finance, telecommunications, and consumer products.

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

Joseph L. Provenzano has been a director since June 2002, assumed the role of Corporate Secretary in March 2003, was appointed Executive Vice President of Operations in January 2008, and was elected President of our subsidiary, ONM Environmental, Inc., upon the commencement of its operations in January 2010. He is a co-inventor on several of the Company’s patents and proprietary manufacturing processes, and has developed over 30 products from our CupriDyne® technology.  Mr. Provenzano began his corporate career in 1988 in the marketing field. In 2001 he began work with an investment holding company to manage their mergers and acquisitions department, participating in more than 50 corporate mergers and acquisitions.

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

Jack B. Strommen has been a director since June 2017, and is a member of the board of directors of our subsidiary Clyra Medical. Mr. Strommen is an owner, advisor and board member of PD Instore, a branding, marketing and retail product display company, having worked for the company since 1990, including in 2017-2018 as its chief executive officer. He is also an angel investor in several private companies ranging from bio-tech to med-tech to real estate, and serves on the board of directors of several private companies. We believe that Mr. Strommen’s experience with PD Instore, a branding and marketing company, gives him the qualifications, expertise and skills to serve as a director.

Linda Park joined our board of directors in November 2022. She is currently the Senior Vice President, Associate General Counsel and Corporate Secretary of Edwards Lifesciences Corporation, a global leader of patient-focused innovations for structural heart disease and critical care monitoring.  Ms. Park is a member of the Senior Leadership Team and has been a member of the board of directors of the Edwards Lifesciences Foundation since January 2022. Her current practice includes corporate governance, regulatory compliance, legal disputes, investigations, employment-related matters, general corporate and corporate impact. Prior to joining Edwards, from June 2013 to October 2017, she served as Assistant General Counsel of Western Digital Corporation, a company creating breakthrough innovations and powerful data storage solutions that enable the world to actualize its aspirations.  From September 2003 to June 2013, Ms. Park worked in private practice, including at the firms of Latham & Watkins, LLP and Gibson, Dunn & Crutcher LLP in New York City where she advised issuer and investment banking clients on corporate and securities matters, mergers and acquisitions, bank financings and capital markets, including initial public offerings. Ms. Park has 20 years of experience counseling public companies and advancing organizations’ corporate governance and strategic goals; she is an active partner and thought leader on environmental, social and corporate governance (ESG) issues. Ms. Park holds a Bachelor of Arts degree from Johns Hopkins University and a Juris Doctor from Duke University School of Law. We believe that Ms. Park’s broad corporate governance, securities, sustainability and M&A knowledge gives her the qualifications, expertise and skills to serve as a director.

Christina Bray joined our board of directors in November 2022. She is currently CEO of BlueDot Energies, Inc., a company founded in January 2021 that designs, builds and manages electrical vehicle charging stations. From January 2021 to February 2022, she was the manager of Strategic Partnerships at Sunlight Financial in New York, a provider of point-of-sale financing to homeowners and contractors for solar systems and home improvements. From September 2018 to January 2021, she was President of PGC Bancorporation, which was an acquisition vehicle for community banks in the Western states. From November 2016 to September 2018, she was Assistant Vice President of Alpine Bank in Boulder Colorado, where she controlled a $100 million commercial loan portfolio and underwrote in excess of $120 million in loans. From October 2015 to November 2016, she was a manager at Beaver Creek Sports in Avon Colorado. From September 2013 to October 2015, she was a key leader and community manager for lululemon in New Orleans, LA where she developed sales and market development strategies for a team of 20. From August 2012 to September 2013 she was office manager at MBA Financial Services in Boulder Colorado - a boutique private wealth management firm. Ms. Bray has a Bachelor of Arts from Yale University in Modern Middle Eastern Studies, and a Master of Arts in Military History from Norwich University in Vermont. We believe that Ms. Bray’s financial experience and entrepreneurial experience give her the qualifications, expertise and skills to serve as a director.

Charles K. Dargan II is our Chief Financial Officer and has served as such since February 2008. Since January 2003, Mr. Dargan has served as founder and President of CFO 911, an organization of senior executives that provides accounting, finance and operational expertise to both small capitalization public and middle market private companies in all phases of their business life cycle. From March 2000 to January 2003, Mr. Dargan was the Chief Financial Officer of Semotus Solutions, Inc., an American Stock Exchange-listed wireless mobility software company. Mr. Dargan also serves as a director of Hiplink Software, Inc. Further, Mr. Dargan began his finance career in investment banking with Drexel Burnham Lambert and later became Managing Director of two other investment banking firms, including Houlihan Lokey Howard & Zukin, where he was responsible for the management of the private placement activities of the firm. Mr. Dargan received his B.A. degree in Government from Dartmouth College, his M.B.A. degree and M.S.B.A. degree in Finance from the University of Southern California. Mr. Dargan is also a CPA (inactive) and CFA.

Family Relationships

There are no family relationships among the directors and executive officers of our Company.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or executive officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Delinquent Section 16(a) Reports

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

To our knowledge, based solely upon review of Forms 3, 4, and 5 (and amendments thereto) and written representations provided to us by executive officers, directors and stockholders beneficially owning 10% or greater of the outstanding shares, we believe that such persons filed pursuant to the requirements of the SEC on a timely basis during fiscal years 2025 and 2024, except for Mr. Dargan, who failed to disclose an option that was issued upon annual renewal of his agreement to serve as our chief financial officer, which was disclosed in our Form 10-K, and the issuance of an option on September 30, 2025.

Code of Ethics

We have adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

CORPORATE GOVERNANCE

Our corporate website, www.biolargo.com, contains the charters for our Audit and Compensation Committees and certain other corporate governance documents and policies, including our Code of Ethics. Any changes to these documents and any waivers granted with respect to our Code of Ethics will be posted at www.biolargo.com. In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Corporate Secretary, BioLargo, Inc., 14921 Chestnut St., Westminster, California 92683. The information at www.biolargo.com is not, and shall not be deemed to be, a part of this prospectus.

Meetings of our Board of Directors

Our board of directors held five meetings during fiscal year 2025, and acted via unanimous written consent once. Each of the incumbent directors attended all the meetings of our board of directors and committees on which the director served, except for one absence at each of the five board meetings, and one absent at the November 2025 audit committee meeting.

Our board of directors held four meetings during fiscal year 2024 and acted via unanimous written consent two times. Each of the incumbent directors attended all the meetings of our board of directors and committees on which the director served, except for one absence at each of the August and November 2024 quarterly board meetings, and one at the August and November 2024 audit committee meetings. Each of our directors is encouraged to attend our Annual Meeting of Stockholders, when these are held, and to be available to answer any questions posed by stockholders to such director.

Communications with our Board of Directors

The following procedures have been established by our board of directors to facilitate communications between our stockholders and our board of directors:

•

Stockholders may send correspondence, which should indicate that the sender is a Stockholder, to our board of directors or to any individual director, by mail to Corporate Secretary, BioLargo, Inc., 14921 Chestnut St., Westminster, California 92683.

•

Our Corporate Secretary will be responsible for the first review and logging of this correspondence and will forward the communication to the director or directors to whom it is addressed unless it is a type of correspondence which our board of directors has identified as correspondence which may be retained in our files and not sent to directors. Our board of directors has authorized the Corporate Secretary to retain and not send to directors communications that: (a) are advertising or promotional in nature (offering goods or services), (b) solely relate to complaints by clients with respect to ordinary course of business customer service and satisfaction issues or (c) clearly are unrelated to our business, industry, management or board or committee matters. These types of communications will be logged and filed but not circulated to directors. Except as set forth in the preceding sentence, the Corporate Secretary will not screen communications sent to directors.

•

The log of stockholder correspondence will be available to members of our board of directors for inspection. At least once each year, the Corporate Secretary will provide to our board of directors a summary of the communications received from stockholders, including the communications not sent to directors in accordance with the procedures set forth above.

Our stockholders also may communicate directly with the non-management directors as a group, by mail addressed to Dennis E. Marshall, c/o Corporate Secretary, BioLargo, Inc., 14921 Chestnut St., Westminster, California 92683.

Our Audit Committee has established procedures for the receipt, retention and treatment of complaints regarding questionable accounting, internal controls and financial improprieties or auditing matters. Any of our employees may confidentially communicate concerns about any of these matters by mail addressed to Audit Committee, c/o Corporate Secretary, BioLargo, Inc., 14921 Chestnut St., Westminster, California 92683.

All the reporting mechanisms also are posted on our corporate website, www.biolargo.com. Upon receipt of a complaint or concern, a determination will be made whether it pertains to accounting, internal controls or auditing matters and, if it does, it will be handled in accordance with the procedures established by the Audit Committee.

Committees of our Board of Directors

Our board of directors has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

The Audit Committee meets with management and our independent registered public accounting firm to review the adequacy of internal controls and other financial reporting matters. Dennis E. Marshall has served as Chairman of the Audit Committee since 2021. Linda Park and Christina Bray joined the Audit Committee in November 2022. Our board of directors has determined that Mr. Marshall qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (“Regulation S-K”). The Audit Committee met four times in fiscal year 2025 and four times in fiscal year 2024.

The Compensation Committee reviews the compensation for all our officers and directors and affiliates. Linda Park has served as Chairman since November 2022. Mr. Marshall and Ms. Bray also serve on the Compensation Committee. The Compensation Committee acted by consent four times during fiscal year 2025 and three times during fiscal year 2024.

Our board of directors did not modify any action or recommendation made by the Compensation Committee with respect to executive compensation for the 2025 or 2024 fiscal years. It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align their performance and the interests of our stockholders using competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long term.

The Nominating and Corporate Governance Committee was established in November 2018. Its responsibilities include to identify and screen individuals qualified to become members of the board of directors, to make recommendations to the board of directors regarding the selection and approval of the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders, subject to approval by the board of directors, to development corporate governance guidelines and oversee corporate governance practices, to develop a process for an annual evaluation of the board of directors and its committees, to review all director compensation and benefits, to review, approve and oversee related party transactions, to develop and recommend director independent standards, and to develop and recommend a Company code of conduct, to investigate any alleged breach and enforce the provisions of the code. Since November 2022, the committee has been comprised of Christina Bray, as chairperson, and Mr. Marshall and Ms. Park. This committee did not meet in fiscal years 2025 or 2024.

Our board of directors follows the written code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Leadership Structure of our Board of Directors

Mr. Calvert serves as both principal executive officer and Chairman of the board of directors. The Company does not have a lead independent director. The board has four independent directors who provide active and effective oversight of our strategic decisions: Dennis Marshall, Jack Strommen, Linda Park and Christina Bray. As of the date of this filing, the Company has determined that the leadership structure of the board of directors has permitted the board of directors to fulfill its duties effectively and efficiently and is appropriate given the size and scope of the Company and its financial condition.

Our Board of Directors’ Role in Risk Oversight

As a smaller reporting company, our executive management team, consisting of Messrs. Calvert and Code, are also members of our board of directors. Our board of directors, including our executive management members and independent directors, is responsible for overseeing our executive management team in the execution of its responsibilities and for assessing our Company’s approach to risk management. Our board of directors exercises these responsibilities on an ongoing basis as part of its meetings and through its committees. Each member of the management team has direct access to the other board members, and our committees of our board of directors, to ensure that all risk issues are frequently and openly communicated. Our board of directors closely monitors the information it receives from management and provides oversight and guidance to our executive management team regarding the assessment and management of risk. For example, our board of directors regularly reviews our Company’s critical strategic, operational, legal and financial risks with management to set the tone and direction for ensuring appropriate risk taking within the business.

Deadlines for Receipt of Stockholder Proposals and Board of Director Nominees

Stockholders may present proposals for action at a future meeting only if they comply with the requirements of the proxy rules established by the SEC and our bylaws. Stockholder proposals that are intended to be included in our Proxy Statement and form of Proxy relating to the meeting for our 2026 Annual Meeting of Stockholders under rules set forth in the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act, and nominees to our board of directors, must be received by us no later than June 30, 2026, to be considered for inclusion. All proposals should be addressed to the Corporate Secretary, BioLargo, Inc., 14921 Chestnut St., Westminster, California 92683.

Compensation Committee Interlocks and Insider Participation

During fiscal years 2025 and 2024, the Compensation Committee consisted of three members – Christina Bray, Linda Park, and Dennis Marshall, none of whom have ever been an employee or officer of the Company, and none of whom have had transactions with the Company that would require disclosure under Item 404 of Regulation S-K (see “Transactions with Related Parties” below). Each of the independent board members receive stock options in lieu of cash payment of board fees each calendar quarter.

Compensation Committee Report

The Compensation Committee, comprised entirely of independent directors, reviewed and discussed the above Compensation Discussion and Analysis with the Company’s management. Based on the review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this report.

Insider Trading Arrangments and Policies

During fiscal year 2025, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any such arrangement not intended to satisfy the conditions of Rule 10b5-1(c). The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the its securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all compensation earned for services rendered to our Company in all capacities for the fiscal years ended December 31, 2025, and 2024, by our principal executive officer and our three most highly compensated executive officers other than our principal executive officer, collectively referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Positions	Year	Salary		Stock Awards(1)	Option Awards(1)		All other Compensation		Total

Dennis P. Calvert,
Chairman, Chief Executive Officer and President	2024	$ 288,603	(2)	$ —	$ —		$ 29,349	(3)	$ 317,952
	2025	288,603		—	—		29,187		$ 317,790
Kenneth R. Code,
Chief Science Officer	2024	$ 288,603	(4)	$ —	$ —		$ 12,600	(3)	$ 301,203
	2025	288,603		—	—		12,600		$ 301,203
Charles K. Dargan
Chief Financial Officer	2024	$ —		$ —	233,850	(5)	$ —		$ 233,850
	2025	—		—	217,962		—		$ 217,962
Joseph Provenzano,
Corporate Secretary; President ONM Environmental, Inc	2024	$ 193,772	(6)	$ —	$ —		$ 67,679	(7)	$ 261,451
	2025	199,772		—	—		38,212		$ 237,984

________________________

(1)

Our Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes method. The amounts in the “Stock Awards” and “Option Awards” columns reflect the aggregate fair value of awards of stock or options calculated as of the grant date if the award is fully vested at grant date. These amounts do not represent cash paid to or realized by any of the recipients during the years indicated.

(2)

In fiscal years 2024 and 2025 the employment agreement for Mr. Calvert provided for a base salary of $288,603, other compensation for health insurance and an automobile allowance. During fiscal year 2025, Mr. Calvert agreed to forego $116,650 of cash compensation due to him and accept 663,581 shares of our common stock in lieu thereof, at a price range of $0.16 - $0.20 per share. See “Employment Agreements—Dennis Calvert” and “Outstanding Equity Awards at Fiscal Year-End” below for more details.

(3)	Includes health insurance premiums, an automobile allowance, and bonus.

(4)

In fiscal years 2024 and 2025 the employment agreement for Mr. Code provided for a base salary of $288,603 and other compensation of $12,600. During fiscal year 2024, Mr. Code agreed to forego $9,450 of cash compensation due to him and accept 41,087 shares of our common stock in lieu thereof, at $0.23 per share. During fiscal year 2025, Mr. Code agreed to forego $120,952 of cash compensation due to him and accept 686,063 shares of our common stock in lieu thereof, at a price range of $0.17 - $0.28 per share. See “Employment Agreements—Kenneth R. Code” and “Outstanding Equity Awards at Fiscal Year-End” below for more details.

(5)

Our Chief Financial Officer, Charles K. Dargan II, did not receive any cash compensation during the fiscal years 2024 and 2025. During fiscal year 2024, Mr. Dargan received options to purchase 1,000,000 shares of our common stock. These options are a qualified stock option vested upon issuance, exercisable at a range of $0.24 - $0.27 per share, the closing price of our common stock on the grant date. During fiscal year 2025, Mr. Dargan received options to purchase 1,305,882 shares of our common stock. These options are a qualified stock option vested upon issuance, exercisable at a range of $0.17 - $0.25 per share, the closing price of our common stock on the grant date.  The value set forth in the table reflects the fair value of the options issued. See “Employment Agreements—Charles K. Dargan II” and “Outstanding Equity Awards at Fiscal Year-End” below for more details.

(6)

In fiscal years 2024 and 2025, the employment agreement for Mr. Provenzano provided for a base salary of $193,997 and $199,772, respectively, and other compensation for health insurance and automobile allowance. See “Employment Agreements – Joseph Provenzano” and “Outstanding Equity Awards at Fiscal Year-End” below for more details.

(7)	Includes health insurance premiums, and automobile allowance. During fiscal year 2024, Mr. Provenzano also received $50,000 as a bonus.

Employment Agreements

Dennis P. Calvert

On May 2, 2017, we entered into an employment agreement with our President and Chief Executive Officer Dennis P. Calvert (the “Calvert Employment Agreement”), replacing in its entirety the previous employment agreement with Mr. Calvert dated April 30, 2007.

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

The Calvert Employment Agreement has a term of five years, unless earlier terminated in accordance with its terms; Mr. Calvert continues to serve as the Company’s President and Chief Executive Officer. The Calvert Employment Agreement provides that Mr. Calvert’s employment may be terminated by the Company due to his death or disability, for cause, or upon a merger, acquisition, bankruptcy or dissolution of the Company. “Disability” as used in the Calvert Employment Agreement means physical or mental incapacity or illness rendering Mr. Calvert unable to perform his duties on a long-term basis (i) as evidenced by his failure or inability to perform his duties for a total of 120 days in any 360-day period, or (ii) as determined by an independent and licensed physician whom Company selects, or (iii) as determined without recourse by the Company’s disability insurance carrier. “Cause” means that Mr. Calvert has (i) engaged in willful misconduct in connection with the Company’s business; or (ii) been convicted of, or plead guilty or nolo contendere in connection with, fraud or any crime that constitutes a felony or that involves moral turpitude or theft. If Mr. Calvert’s employment is terminated due to merger or acquisition, then he will be eligible to receive the greater of (i) one year’s compensation plus an additional one-half year for each year of service since the effective date of the employment agreement or (ii) one year’s compensation plus an additional one half year for each year remaining in the term of the agreement. Otherwise, he is only entitled to receive compensation due through the date of termination.

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

On August 13, 2024, we and Mr. Dargan agreed to extend the term of his engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as our Chief Financial Officer. The Engagement Extension Agreement dated August 13, 2024 (the “2024-2025 Agreement”) commenced February 1, 2024, and expired January 31, 2025 (the “2024-25 Term”). As the compensation for the 2024-25 Term, Mr. Dargan was issued an option to purchase 300,000 shares of the Company’s common stock (this issuance is included in footnote (4) to the Summary Compensation Table above). The option vests over the period of the 2024-2025 Extended Term in monthly installments of 25,000 shares, so long as the agreement is in full force and effect. The option is exercisable at $0.24 per share, the closing price of BioLargo’s common stock on the August 13, 2024, grant date, expires ten years from the grant date, and was issued pursuant to the Company’s 2024 Equity Plan. The option is Mr. Dargan’s sole compensation for the 2024-25 Term. As was the case in all prior terms of his engagement, there is no cash component of his compensation for the 2024-25 Term. Mr. Dargan is eligible to be reimbursed for business expenses he incurs in connection with the performance of his services as the Company’s Chief Financial Officer (although he has made no such requests for reimbursement in the past). The 2024-25 Agreement includes a provision that it automatically renews upon its January 31, 2025 expiration, and each expiration thereafter, unless terminated. All other provisions of the Engagement Agreement not expressly amended pursuant to the 2024-25 Agreement remain the same, including provisions regarding indemnification and arbitration of disputes. Upon each renewal of the agreement, Mr. Dargan will be issued an option to purchase 300,000 shares, at an exercise price equal to the closing price of the Company’s common stock on the prior business day, vesting over one year.

On January 31, 2025, the 2024-25 Agreement with Mr. Dargan automatically extended for a one-year period to expire January 31, 2026 (the “2025-26 Term”). As the sole compensation for the 2025-26 Term, Mr. Dargan was issued an option to purchase 300,000 shares of the Company’s common stock. The option vests over the period of the 2025-26 Term in monthly installments of 25,000 shares, so long as the agreement is in full force and effect. The option is exercisable at $0.2536 per share, the closing price of BioLargo’s common stock on the last trading day of January 2025, expires ten years from the grant date, and was issued pursuant to the Company’s 2024 Equity Plan.

On January 31, 2026, the 2024-25 Agreement with Mr. Dargan automatically extended for a one-year period to expire January 31, 2027 (the “2026-27 Term”). As the sole compensation for the 2026-27 Term, Mr. Dargan was issued an option to purchase 300,000 shares of the Company’s common stock. The option vests over the period of the 2026-27 Term in monthly installments of 25,000 shares, so long as the agreement is in full force and effect. The option is exercisable at $0.179 per share, the closing price of BioLargo’s common stock on the last trading day of January 2026, expires ten years from the grant date, and was issued pursuant to the Company’s 2024 Equity Plan.

Joseph L. Provenzano

Mr. Provenzano has served as Vice President of Operations since January 1, 2008, in addition to continuing to serve as our Corporate Secretary. On May 28, 2019, the Compensation Committee of the Board of Directors approved the terms of a new employment agreement for Mr. Provenzano, and granted to him an incentive stock option to purchase 1,000,000 shares of the Company’s common stock pursuant to the terms of the Company’s 2018 Equity Plan. As set forth in the 2018 Equity Plan, the exercise price of the option is equal to the closing price of the Company’s common stock on the May 28 grant date at $0.17 per share. The shares in the option vested in five in equal increments over five years, and the option may be exercised for up to ten years following the grant date. Notwithstanding the foregoing, any portion of the option which has not yet vested shall be immediately vested in the event of, and prior to, a change of control, as defined in the Provenzano Employment Agreement. The option contains the other terms standard in option agreements issued by the Company, including provisions for a cashless exercise. On May 28, 2019, the Compensation Committee also granted Mr. Provenzano a restricted stock unit of 500,000 shares of common stock, subject to the execution of a “lock-up agreement” whereby the shares remain unvested unless and until the earlier of (i) a sale of the Company, (ii) the successful commercialization of the Company’s products or technologies as demonstrated by its receipt of at least $3,000,000 in cash, or the recognition of $3,000,000 in revenue, over a 12-month period from the sale of products and/or the license of technology, and (iii) the Company’s breach of the employment agreement resulting in his termination. On June 18, 2019, the other terms of his employment agreement were finalized and a document fully executed. Although fully executed on June 18, 2019, the employment agreement is effective as of May 28, 2019, to reflect the option grant date.

The Provenzano Employment Agreement provides that Mr. Provenzano will serve as our Executive Vice President of Operations, as well as the President and Chief Executive Officer of our wholly owned subsidiary ONM. Mr. Provenzano’s base compensation will remain at his current rate of $170,000 annually. In addition to this base compensation, the agreement provides that he is eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by our Board of Directors, health insurance premium payments for himself and his immediate family, a car allowance covering the expenses of his personal commercial grade truck which the Company uses in Company operations on a continual basis, paid vacation of four weeks per year, and bonuses in such amount as the Compensation Committee may determine from time to time.

The Provenzano Employment Agreement has a term of five years. His employment under the terms of the agreement have continued after its termination. The Provenzano Employment Agreement provides that Mr. Provenzano’s employment may be terminated by the Company due to his death or disability, for cause, or upon a merger, acquisition, bankruptcy or dissolution of the Company. “Disability” as used in the Provenzano Employment Agreement means physical or mental incapacity or illness rendering Mr. Provenzano unable to perform his duties on a long-term basis (i) as evidenced by his failure or inability to perform his duties for a total of 120 days in any 360-day period, or (ii) as determined by an independent and licensed physician whom Company selects, or (iii) as determined without recourse by the Company’s disability insurance carrier. “Cause” means that Mr. Provenzano has (i) engaged in willful misconduct in connection with the Company’s business; or (ii) been convicted of, or plead guilty or nolo contendere in connection with, fraud or any crime that constitutes a felony or that involves moral turpitude or theft. If Mr. Provenzano’s employment is terminated due to merger or acquisition, then he will be eligible to receive the greater of (i) one year’s compensation plus an additional one-half year for each year of service since the effective date of the employment agreement or (ii) one year’s compensation plus an additional one-half year for each year remaining in the term of the agreement. Otherwise, he is only entitled to receive compensation due through the date of termination.

The Provenzano Employment Agreement requires Mr. Provenzano to keep certain information confidential, not to solicit customers or employees of the Company or interfere with any business relationship of the Company, and to assign all inventions made or created during the term of the Provenzano Employment Agreement as “work made for hire”.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised stock options and equity incentive plan awards for each of the Named Executive Officers outstanding as of December 31, 2025.  All stock or options that were granted to the Named Executive Officers during fiscal year 2025 have fully vested.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Share Price on Grant Date	Option Expiration Date
Dennis P. Calvert
	3,731,322	--	--	$0.45	$0.45	May 2, 2027
	65,000	--	--	$0.22	$0.22	September 19, 2029
	50,000	--	--	$0.14	$0.14	May 1, 2030
	343,571	--	--	$0.14	$0.14	May 1, 2030
Charles K. Dargan II
	300,000	--	--	$0.69	$0.69	February 10, 2027
	300,000	--	--	$0.39	$0.39	December 31, 2027
	300,000	--	--	$0.22	$0.22	January 16, 2029
	79,000	--	--	$0.22	$0.22	September 19, 2029
	400,000	--	--	$0.21	$0.21	February 25, 2030
	27,500	--	--	$0.21	$0.21	February 25, 2030
	25,000	--	--	$0.14	$0.14	May 1, 2030
	214,286	--	--	$0.14	$0.14	May 1, 2030
	5,000	--	--	$0.16	$0.16	June 30, 2030
	5,000	--	--	$0.15	$0.15	September 30, 2030
	2,500	--	--	$0.15	$0.15	September 30, 2030
	50,000	--	--	$0.15	$0.15	September 30, 2030
	7,500	--	--	$0.12	$0.12	December 31, 2030
	300,000	--	--	$0.23	$0.23	March 17, 2031
	32,500	--	--	$0.18	$0.18	May 21, 2031
	127,500	--	--	$0.23	$0.23	March 31, 2032
	150,000	--	--	$0.18	$0.18	June 30, 2032
	205,000	--	--	$0.17	$0.17	December 28, 2032
	300,000	--	--	$0.20	$0.20	March 31, 2033
	500,000	--	--	$0.18	$0.18	July 17, 2033
	700,000	--	--	$0.24	$0.24	June 23, 2034
	300,000	--	--	$0.21	$0.21	August 13, 2034
	300,000	--	--	$0.25	$0.25	February 1, 2035
	1,005,882	--	--	$0.17	$0.17	September 30, 2035
Kenneth R. Code
	65,000	--	--	$0.22	$0.22	September 19, 2029
	343,571	--	--	$0.14	$0.14	May 1, 2030
Joseph Provenzano
	78,947	--	--	$0.45	$0.45	October 23, 2027
	1,000,000	39,860	39,860	$0.17	$0.17	May 28, 2029
	32,500	--	--	$0.22	$0.22	September 18, 2029
	50,000	--	--	$0.14	$0.14	May 1, 2030
	202,110	--	--	$0.14	$0.14	May 1, 2030
	74,051	--	--	$0.15	$0.15	September 30, 2030
	50,000	--	--	$0.18	$0.18	May 21, 2031
	38,584	--	--	$0.22	$0.22	January 3, 2032
	124,051	--	--	$0.23	$0.23	March 31, 2032

Director Compensation

Each director who is not an officer or employee of our Company receives a quarterly retainer of $15,000, and committee chairpersons receive an additional $3,750 per quarter. In lieu of cash payments, on the last day of each calendar quarter, each director is issued an option to purchase our common stock at an exercise price equal to the closing price of the Company’s common stock on the last trading day of the quarter. The number of shares purchasable under each option is the dollar amount owed to the director divided by the exercise price of the option.

The following table sets forth information for fiscal year 2025, regarding compensation of our non-employee directors. Directors employed by the Company do not receive any additional compensation for serving as a director.

Name	Fees Earned or Fees Paid in Cash	Option Awards(1)		Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Dennis E. Marshall	$ —	127,856	(2)	—	—	$ 127,856
Jack B. Strommen	$ —	52,440	(3)	—	—	$ 52,440
Christina Bray	$ —	65,550	(4)	—	—	$ 65,550
Linda Park	$ —	65,550	(5)	—	—	$ 65,550

(1)	Dollar amounts represent the fair-value of the options issued.

(2)

In fiscal year 2025, Mr. Marshall earned director fees of $18,750 each quarter, for a total of $75,000, which amount included compensation for serving as Chairman of the Audit Committee. This amount was paid quarterly by the issuance of stock options to Mr. Marshall in lieu of cash payment, with an aggregate fair value of $65,550, as follows: (i) on March 31, 2025, an option to purchase 66,694 shares of our common stock at $0.28 per share, (ii) on June 30, 2025, an option to purchase 93,750 shares of our common stock at $0.21 per share, (iii) on September 30, 2025, an option to purchase 110,294 shares of our common stock at $0.17 per share, and (iv) on December 30, 2025, an option to purchase 101,736 shares of our common stock at $0.18 per share. Additionally, pursuant to a program put in place by our Board of Directors, during fiscal year 2025, Mr. Marshall was issued options to purchase an aggregate 333,942 shares of our common stock at exercise prices between $0.18 - $0.28 per share, with an aggregate fair value of $62,306, to replace options that expired during the year. The amount in the table above reflects the aggregate fair value of the foregoing options.

(3)

In fiscal year 2025, Mr. Strommen earned director fees of $15,000 each quarter, for a total of $60,000. This amount was paid quarterly by the issuance of stock options to Mr. Strommen in lieu of cash payment, with an aggregate fair value of $52,440, as follows: (i) on March 31, 2025, an option to purchase 53,571 shares of our common stock at $0.28 per share, (ii) on June 30, 2025, an option to purchase 75,000 shares of our common stock at $0.21 per share, (iii) on September 30, 2025, an option to purchase 88,235 shares of our common stock at $0.17 per share, and (iv) on December 30, 2025, an option to purchase 81,389 shares of our common stock at $0.18 per share. The amount in the table above reflects the aggregate fair value of the foregoing options.

(4)

In fiscal year 2025, Ms. Bray earned director fees of $18,750 each quarter, for a total of $75,000, which amount included compensation for serving as Chairman of the Nominating/Corporate Governance Committee. This amount was paid quarterly by the issuance of stock options to Ms. Bray in lieu of cash payment, with an aggregate fair value of $65,550, as follows: (i) on March 31, 2025, an option to purchase 66,694 shares of our common stock at $0.28 per share, (ii) on June 30, 2025, an option to purchase 93,750 shares of our common stock at $0.21 per share, (iii) on September 30, 2025, an option to purchase 110,294 shares of our common stock at $0.17 per share, and (iv) on December 30, 2025, an option to purchase 101,736 shares of our common stock at $0.18 per share.  The amount in the table above reflects the aggregate fair value of the foregoing options.

(5)

In fiscal year 2025, Ms. Park earned director fees of $18,750 each quarter, for a total of $75,000, which amount included compensation for serving as Chairman of the Compensation Committee. This amount was paid quarterly by the issuance of stock options to Ms. Park in lieu of cash payment, with an aggregate fair value of $65,550, as follows: (i) on March 31, 2025, an option to purchase 66,694 shares of our common stock at $0.28 per share, (ii) on June 30, 2025, an option to purchase 93,750 shares of our common stock at $0.21 per share, (iii) on September 30, 2025, an option to purchase 110,294 shares of our common stock at $0.17 per share, and (iv) on December 30, 2025, an option to purchase 101,736 shares of our common stock at $0.18 per share.  The amount in the table above reflects the aggregate fair value of the foregoing options.

Limitation of Liability and Indemnification Matters

As permitted by the Delaware general corporation law, we have included a provision in our certificate of incorporation to eliminate the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors, except for liability (i) for any breach of the director’s duty of loyalty to our Company, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under section 174 of the Delaware general corporation law or (iv) for any transaction from which the director derived an improper personal benefit. Our certificate of incorporation also provides that our Company shall, to the full extent permitted by section 145 of the Delaware general corporation law, as amended from time to time, indemnify all persons whom it may indemnify pursuant thereto. In addition, our Bylaws provide that we are required to indemnify our officers and directors even when indemnification would otherwise be discretionary, and we are required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

We have entered into indemnification agreements with our officers and directors containing provisions that are in some respects broader than the specific indemnification provisions contained in the Delaware general corporation law. The indemnification agreements require us to indemnify our officers and directors against liabilities that may arise by reason of their status or service as officers and directors other than for liabilities arising from willful misconduct of a culpable nature, to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain our directors’ and officers’ insurance if available on reasonable terms.

We have obtained directors’ and officers’ liability insurance in amounts comparable to other companies of our size and in our industry.

No pending litigation or proceeding involving a director, officer, employee or other agent of our Company currently exists as to which indemnification is being sought. We are not aware of any threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent of our Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of April 30, 2026, including rights to acquire beneficial ownership of shares of our common stock within 60 days of April 30, 2026, by (a) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (b) each director, (c) each Named Executive Officer, and (d) all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class(2)
Kenneth R. Code(3)	26,284,323	7.6%
Dennis P. Calvert(4)	14,713,518	4.3%
Jack B. Strommen(5)	7,331,082	2.1%
Charles K. Dargan II(6)	5,926,912	1.7%
Dennis E. Marshall(7)	5,692,861	1.7%
Joseph L. Provenzano(8)	3,442,038	1.0%
Linda Park(9)	1,759,364	0.5%
Christina Bray(10)	1,381,502	0.4%
All directors and officers as a group (8 persons)	66,531,600	19.3%

Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(1)

The address for all directors and the Named Executive Officers is: c/o BioLargo, Inc., 14921 Chestnut St., Westminster, CA 92683, except for Charles K. Dargan II, whose address is 18841 NE 29th Avenue, Suite 700, Aventura, FL 33180.

(2)

Our Company has only one class of stock outstanding. The sum of 320,883,262 shares of common stock outstanding as of April 30, 2026, and 22,841,864 shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this prospectus by the directors and officers, are deemed outstanding for determining the number of shares beneficially owned by the directors and officers, and the directors and officers as a group, and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

(3)

Includes 22,139,012 shares owned indirectly by Mr. Code issued to IOWC Technologies, Inc. in connection with the acquisition by our Company of certain intellectual property and other assets in April 2007. Includes 408,571 shares issuable to Mr. Code upon exercise of options.

(4)

Includes 1,528,695 shares of common stock held by New Millennium Capital Partners, LLC, which is wholly owned and controlled by Mr. Calvert. Includes 4,189,893 shares issuable to Mr. Calvert upon exercise of options.

(5)	Includes 2,452,103 shares issuable to Mr. Strommen upon exercise of options.

(6)	Includes 5,736,668 shares issuable to Mr. Dargan upon exercise of options.

(7)	Includes 5,432,829 shares issuable to Mr. Marshall upon exercise of options.

(8)	Includes 1,671,296 shares issuable to Mr. Provenzano upon exercise of options.

(9)	Includes 1,381,502 shares issuable to Ms. Park upon exercise of options, and 187,500 shares upon exercise of warrants.

(10)	Includes 1,381,502 shares issuable to Ms. Bray upon exercise of options.

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

Our officers and board members routinely forego cash compensation in lieu of receiving common stock or options to purchase common stock, pursuant to a plan adopted by our board for the payment of outstanding payables. These transactions are routinely under the threshold for disclosure.

The following information discloses any transaction, since the beginning of our last fiscal year, or any currently proposed transaction, in which we were or are proposed to be a participant and the amount involved exceeds $120,000 or 1% of the average of our total assets over the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest:

On October 22, 2024, our Chief Executive Officer Dennis P. Calvert invested $120,000 of $1,064,000 total invested into a securities offering of partially owned subsidiary Clyra Medical, whereby the investors received secured promissory notes in the principal amount of their investments, bearing 15% interest to be paid monthly, maturing October 31, 2026. Additionally, the investors received a warrant to purchase shares of Clyra Medical common stock for $6.00 per share expiring October 31, 2029, allowing for the purchase of the number of shares equal to their investment amount divided by six. BioLargo Inc. guaranteed payment of the investments in the event of a default in payment by Clyra Medical. Mr. Calvert, through an entity he owns and controls, received a note in the principal amount of $120,000, and a warrant to purchase 20,000 shares of Clyra Medical common stock. On May 5, 2025, Mr. Calvert invested an additional $21,000, through an entity he owns and controls, and received a note in the principal amount of $21,000, and a warrant to purchase 3,500 shares.

On March 16, 2026, our Chief Executive Officer Dennis P. Calvert invested $100,000 into a securities offering of partially-owned subsidiary Clyra Medical, whereby the investors received promissory notes in the principal amount of their investments, bearing 15% interest to be paid monthly, maturing February 28, 2029. Additionally, the investors received a warrant to purchase shares of Clyra Medical common stock for $7.50 per share expiring February 18, 2031, allowing for the purchase of the number of shares equal to their investment amount divided by seven point five (7.5). BioLargo Inc. guaranteed payment of the investments in the event of a default in payment by Clyra Medical. Mr. Calvert, through an entity he owns and controls, received a note in the principal amount of $100,000, and a warrant to purchase 6,667 shares of Clyra Medical common stock.

Director Independence

Our board of directors has determined that each of Mr. Marshall, Mr. Strommen, Ms. Park, and Ms. Bray are independent as defined under applicable Nasdaq listing standards. Our board of directors has determined that neither Mr. Calvert, Mr. Provenzano, nor Mr. Code is independent as defined under applicable Nasdaq listing standards. Neither Mr. Calvert, Mr. Provenzano, nor Mr. Code serve on any committee of our board of directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees billed by Hacker Johnson & Smith PA (PCAOB ID: 400), our principal accountant engaged to audit our financial statements for the years ended December 31, 2025 and 2024, and for professional services rendered to the Company and its subsidiaries during the year ended December 31, 2025.

	Amount Billed
Type of Fee	Fiscal Year 2025	Fiscal Year 2024
Audit Fees(1)	$117,000	$110,000
Audit-Related(2)	9,000	10,000
Tax Fees	—	—
All Other Fees	—	—
Total	$126,000	$120,000

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report:

1. Financial Statements. See Index to Consolidated Financial Statements under Item 8 of the Original 10-K filed with the SEC March 4, 2026.

2. Financial Statement Schedules. Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto in the Original 10-K filed with the SEC March 4, 2026.

3. Exhibits. See the Exhibit Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Certificate of Amendment to Certificate of Incorporation, filed August 30, 2022	Form 10-Q	11/14/2022
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.7	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.8	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.9	Warrant issued in BioLargo Unit Offerings	Form 10-Q	8/14/2020
10.1	BioLargo license to Clyra Medical Technologies, Inc., dated March 1, 2024	Form 10-K	4/1/2024
10.2	Clyra Medical Technologies, Inc. license to BioLargo dated March 1, 2024	Form 10-K	4/1/2024
10.3	Commercial Office Lease Agreement for Westminster California	Form 8-K	8/24/2016
10.4†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.5†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.6†	Lock-Up Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.7	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.8	Form of Employment Agreement for Engineering subsidiary employee (BLEST)	Form 8-K	9/8/2017
10.9	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.10†	Joseph L. Provenzano Employment Agreement dated May 28, 2019	Form 8-K	6/24/2019
10.11	Purchase Agreement, dated as of December 13, 2022, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	12/19/2022
10.12	Form of indemnity agreement between the Company at its officers and directors	Form 10-K	3/31/2022
10.13	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of Clyra Medical Series A Preferred Stock	Form 10-Q	5/17/2023
10.14	Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of BioLargo Energy Technologies, Inc. common stock	Form 10-Q	5/17/2023
10.15†	2024 Engagement Extension Agreement with CFO	Form 10-Q	8/15/2024
10.16	License Agreement between BioLargo, Inc., and Ikigai Holdings, LLC, dated May 17, 2021	Form 10-Q	8/14/2025
10.17	First amendment to License Agreement between BioLargo, Inc., and Ikigai Holdings, LLC, dated August 16, 2021	Form 10-Q	8/14/2025
10.18	Preferred Master Manufacturing Agreement between ONM Environmental, Inc., and Ikigai Holdings, LLC, dated July 9, 2021	Form 10-Q	8/14/2025
10.19	First amendment to Preferred Master Manufacturing Agreement between ONM Environmental, Inc., and Ikigai Holdings, LLC, dated June 6, 2025	Form 10-Q	8/14/2025
10.20	Form of Promissory Note issued by Clyra Medical Technologies, Inc. (2026 Guaranteed Note)	Form 10-K	3/4/2026
10.21	Form of Payment Guaranty (Clyra Medical 2026 Guaranteed Note)	Form 10-K	3/4/2026
14.1	Code of Ethics	Form 10-K	3/4/2026
21.1	List of Subsidiaries of the Registrant	Form 10-K	3/4/2026
23.1	Consent of Hacker Johnson & Smith PA	Form 10-K	3/4/2026
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934	Form 10-K	3/4/2026
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934	Form 10-K	3/4/2026
31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
31.4*	Certifiation of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934		filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Form 10-K	3/4/2026
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: April 30, 2026	By:	/s/ Dennis P. Calvert
Dennis P. Calvert President and Chief Executive Officer