Form 10-Q
period 2026-03-31
BIOLARGO, INC.
filed 2026-05-15
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026.

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

The number of shares of the Registrant’s Common Stock outstanding as of May 14, 2026 was 320,883,262 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	March 31, 2026	December 31,
	(unaudited)	2025
Assets
Current assets:
Cash and cash equivalents	$4,122	$3,883
Accounts receivable, net of allowances	730	615
Inventories	292	310
Prepaid expenses and other current assets	301	306
Total current assets	5,445	5,114

Equipment and leasehold improvements, net	1,641	1,643
Other non-current assets	108	106
Operating lease right-of-use assets, net	979	1,028
Financing lease right-of-use asset, net	310	338
Clyra Medical note receivable	82	82
Total assets	$8,565	$8,311

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$1,076	$1,211
Clyra Medical accounts payable and accrued expenses	1,510	1,592
Clyra Medical debt obligations, net of discount $104 and $139	1,430	1,395
Contract liabilities	319	280
Debt obligations	83	83
Operating lease liabilities	219	210
Finance lease liability	107	103
Deposits	188	189
Total current liabilities	4,932	5,063

Long-term liabilities:
Debt obligations, net of current	174	182
Clyra Medical debt obligations, net of current and discount $261 and $56	2,609	419
Operating lease liabilities, net of current	808	864
Finance lease liability, net of current	229	257
Total long-term liabilities	3,820	1,722
Total liabilities	8,752	6,785

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, no Shares Issued and Outstanding, at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00067 Par Value, 550,000,000 Shares Authorized, 319,699,928 and 317,377,777 Shares Issued, at March 31, 2026 and December 31, 2025	214	213
Additional paid-in capital	165,347	165,316
Accumulated deficit	(163,566)	(161,280)
Accumulated other comprehensive loss	(209)	(207)
Total BioLargo Inc. and subsidiaries stockholders’ equity	1,786	4,042
Non-controlling interest (Notes 8, 9, 10)	(1,973)	(2,516)
Total stockholders’ (deficit) equity	(187)	1,526

Total liabilities and stockholders’ (deficit) equity	$8,565	$8,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue
Product revenue	$577	$2,803
Service revenue	538	466
Total revenue	1,115	3,269

Cost of revenue
Cost of goods sold	(218)	(1,511)
Cost of service	(439)	(270)
Total cost of revenue	(657)	(1,781)

Gross profit	458	1,488

Selling, general and administrative expenses	2,755	2,522
Research and development	907	791
Credit loss expense	—	37
Total operating expenses	3,662	3,350
Operating loss:	(3,204)	(1,862)

Other income (expense):
Interest expense	(188)	(93)
Interest income	72	28
Finance fee	(85)	—
Grant income	—	6
Total other expense	(201)	(59)
Net loss	(3,405)	(1,921)

Net loss attributable to noncontrolling interest	(1,119)	(766)
Net loss attributable to common shareholders	$(2,286)	$(1,155)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding:	318,698,686	301,274,243

Comprehensive loss:
Net loss	$(3,405)	$(1,921)
Foreign currency translation	(2)	(20)
Comprehensive loss	(3,407)	(1,941)
Comprehensive loss attributable to noncontrolling interest	(1,119)	(766)
Comprehensive loss attributable to common stockholders	$(2,288)	$(1,175)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	(deficit) equity
Balance, December 31, 2025	317,377,777	$213	$165,316	$(161,280)	$(207)	$(2,516)	$1,526
Sale of common stock for cash, net of offering costs of $15 (unaudited)	1,539,744	1	255	—	—	—	256
Issuance of common stock for services (unaudited)	282,407	—	46	—	—	—	46
Stock option compensation expense (unaudited)	—	—	286	—	—	—	286
Common stock issued as a fee (unaudited)	500,000	—	85	—	—	—	85
Clyra Medical stock option compensation expense (unaudited)	—	—	—	—	—	413	413
Clyra Medical dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
Clyra Medical fair value warrant issued with debt (unaudited)	—	—	—	—	—	232	232
BETI unit offering (unaudited)	—	—	—	—	—	462	462
Noncontrolling interest allocation (unaudited)	—	—	(641)	—	—	641	—
Net loss (unaudited)	—	—	—	(2,286)	—	(1,119)	(3,405)
Foreign currency translation (unaudited)	—	—	—	—	(2)	—	(2)
Balance, March 31, 2026 (unaudited)	319,699,928	$214	$165,347	$(163,566)	$(209)	$(1,973)	$(187)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance, December 31, 2024	301,274,243	$202	$158,332	$(149,500)	$(183)	$(2,795)	$6,056
Sale of common stock for cash, net of offering costs of $15 (unaudited)	—	—	(15)	—	—	—	(15)
Issuance of common stock for services (unaudited)	220,330	—	61	—	—	—	61
Stock option compensation expense (unaudited)	—	—	409	—	—	—	409
Stock option exercise (unaudited)	265,800	—	—	—	—	—	—
Clyra Medical stock option compensation expense (unaudited)	—	—	—	—	—	206	206
Clyra Medical stock issued for services (unaudited)	—	—	—	—	—	36	36
Clyra Medical stock unit offering (unaudited)	—	—	—	—	—	295	295
Clyra Medical dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
Clyra Medical fair value warrant issued with debt (unaudited)	—	—	—	—	—	69	69
Noncontrolling interest allocation (unaudited)	—	—	(522)	—	—	522	—
Net loss (unaudited)	—	—	—	(1,155)	—	(766)	(1,921)
Foreign currency translation (unaudited)	—	—	—	—	(20)	—	(20)
Balance, March 31, 2025 (unaudited)	301,760,373	$202	$158,265	$(150,655)	$(203)	$(2,519)	$5,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(3,405)	$(1,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	699	615
Common stock issued for services	46	97
Credit loss expense	—	37
Amortization of debt discount	62	28
Amortization of right-of-use operating lease assets	49	27
Amortization of right-of-use finance lease asset	28	16
Operating lease liabilities	(47)	(25)
Finance lease liability	(24)	(21)
Gain on investment in South Korean joint venture	—	(2)
Depreciation expense	34	42
Changes in assets and liabilities:
Accounts receivable	(115)	(1,077)
Inventories	18	(39)
Prepaid expenses and other assets	3	14
Accounts payable and accrued expenses	(135)	290
Deposits	(1)	—
Clyra Medical accounts payable and accrued expenses	(168)	89
Contract liabilities	39	—
Net cash used in operating activities	(2,917)	(1,830)
Cash flows from investing activities
Equipment purchases	(32)	—
Net cash used in investing activities	(32)	—
Cash flows from financing activities
Proceeds from sale of common stock, net of offering costs	256	(15)
Common stock issued for financing fee	85	—
Repayment of debt obligations	(8)	(4)
Proceeds from BETI unit offering	462	—
Proceeds from Clyra Medical debt obligations	2,395	590
Proceeds from sales of Clyra Medical common stock	—	295
Net cash provided by financing activities	3,190	866
Net effect of foreign currency translation	(2)	(20)
Net change in cash	239	(984)
Cash and cash equivalents at beginning of period	3,883	3,548
Cash and cash equivalents at end of period	$4,122	$2,564
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$126	$37
Income taxes	$—	$—
Short-term lease payments not included in lease liabilities	$13	$12
Non-cash investing and financing activities
Allocation of noncontrolling interest	$(641)	$(522)
Fair value of Clyra Medical warrants issued as debt discount	$232	$69
Clyra Medical dividend Series A Preferred stock	$86	$86

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

Organization

We are a Delaware corporation formed in 1991, and have five wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc., organized under the laws of the State of California in 2009; BioLargo Equipment Solutions & Technologies, Inc., organized under the laws of the State of California in 2022; BioLargo Canada, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 48% (see Note 8) of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012 and redomiciled to Delaware in 2023; 70% (see Note 9) of BioLargo Engineering Science and Technologies, LLC (“BLEST"), organized under the laws of the State of Tennessee in 2017; and 93% (see Note 10) of BioLargo Energy Technologies, Inc. ("BETI") organized under the laws of the State of California in 2019. We consolidate the financial statements of our partially owned subsidiaries.

Liquidity / Going Concern

For the three months ended March 31, 2026, we generated revenues of $1,115,000, had a net loss of $3,405,000, used $2,917,000 net cash in operating activities, and received $3,190,000 net cash from financing activities. As of  March 31, 2026, we had current assets of $5,445,000, including $4,122,000 cash and cash equivalents. As of March 31, 2026, we had current liabilities of $4,932,000, and working capital of $513,000. We do not believe gross profits in the year ending December 31, 2026, will be sufficient to fund our current level of operations for the reminder of the year, and therefore expect we will continue to be limited in terms of our capital resources, and therefore expect to continue to need further investment capital to fund our business plans and investments in our new technologies. The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to increase revenues, generate cash from operations, and/or generate cash from financing activities. If we are unable to raise additional cash through gross profits or financing activities, management may choose to curtail portions of our operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and partially owned subsidiaries BETI, BLEST and Clyra Medical. All intercompany accounts and transactions have been eliminated.

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended  December 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on March 4, 2026. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year or any future period.

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

As of March 31, 2026, and December 31, 2025, our cash balances were made up of the following (in thousands):

	March 31, 2026	December 31, 2025
BioLargo, Inc. and subsidiaries	$2,300	$2,826
Clyra Medical Technologies, Inc.	1,822	1,057
Total	$4,122	$3,883

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Receivable

Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for expected credit losses. A credit loss expense to the expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, and the Company’s historical experience. Credit loss expense is recorded to general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company writes off accounts receivable against the expected credit loss when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers.  As of March 31, 2026, and December 31, 2025, the allowance for expected credit losses were $700,000.

Allowance for Credit Losses

The Company recognizes an expected allowance for credit losses with respect to its note and accounts receivable. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. Accounts receivable are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible This estimate is adjusted for management's assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses. The Company writes off receivables when there is information that indicates the customer is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in operations or an offset to credit loss expense in the year of recovery, in accordance with the entity's accounting policy election.

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

During the three months ended September 30, 2025, BioLargo management determined that the note receivable and accounts receivable owed by Pooph Inc. were fully impaired, resulting in a $3,886,000 credit loss expense recorded on our condensed consolidated statement of operations, which reduced operating income and current assets by that amount. There were no write-offs of accounts receivable or note receivable during the three months ended March 31, 2026 and 2025.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the three months ended March 31, 2026 and 2025, the following customers accounted for more than 10% of consolidated revenues:

	Three Months Ended March 31,
	2026	2025
Customer A	21%	—%
Customer B	17%	—%
Customer C	14%	—%
Customer D	11%	—%
Customer E	—%	79%

At March 31, 2026 and  December 31, 2025, the following customers accounted for more than 10% of consolidated accounts receivable:

	March 31, 2026	December 31, 2025
Customer A	22%	—%
Customer C	14%	—%
Customer D	17%	—%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. There was no allowance for obsolete inventory as of  March 31, 2026, and December 31, 2025  Inventories consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw material	$106	$125
Finished goods	186	185
Total	$292	$310

Other Non-Current Assets

Other non-current assets consisted of (i) security deposits related to our business offices, (ii) three patents acquired on  October 22, 2021, for $34,000, and (iii) interest receivable.

	March 31, 2026	December 31, 2025
Patents	$34	$34
Security deposits	72	72
Interest receivable	2	—
Total	$108	$106

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

Loss Per Share

We report basic and diluted loss per share (“LPS”) for common and common share equivalents. Basic LPS is computed by dividing reported losses by the weighted average shares outstanding. Diluted LPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three months ended March 31, 2026 and 2025, the denominator in the diluted LPS computation is the same as the denominator for basic LPS due to the Company’s net loss which creates an anti-dilutive effect of the warrants and stock options.  As of  March 31, 2026 the vested stock options available to be exercised totaled 68,311,167 and the vested warrants available to be exercised totaled 32,217,910.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for stock-based transactions, debt transactions, expected credit losses, asset depreciation and amortization, impairment expense, among others.

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

The following methodology and assumptions were used to calculate share-based compensation for the three months ended March 31, 2026 and 2025:

	2026		2025
	Non Plan	2024 Plan	Non Plan	2024 Plan
Risk free interest rate	—	4.30%	4.23%	4.23 - 4.58%
Expected volatility	—	84%	91%	91%
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Life in years	—	10	10	10

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

BLEST identifies services to be performed in a written contract, which specifies the performance obligations and the rate at which the services will be billed. Each service is separately negotiated and priced. Revenue is recognized as services are performed and completed. BLEST’s contracts typically call for invoicing for time and materials incurred for that contract. A few contracts have called for milestone or fixed cost payments where BLEST bills an agreed-to amount per month for the life of the contract. In these instances, completed work, billed hourly, is recognized as revenue. If the billing amount is greater or lesser than the completed work, a contract asset or contract liability is created. These accounts are adjusted upon additional billings as the work is completed. To date, there have been no discounts or other financing terms for the contracts.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has outstanding contract liability obligations of $319,000 and $280,000 as of March 31, 2026, and December 31, 2025, respectively.  There was no revenue recorded in the three months ended March 31, 2026, from the change in contract liability obligations.  The outstanding balance will be recognized per the terms of the contracts.  Our Canadian subsidiary had a grant deposit outstanding at March 31, 2026, and December 31, 2025, totaling $79,000 and $80,000, respectfully. These were awarded as part of a grant for a particular project that has been delayed. ONM Environmental had a customer deposit outstanding at  March 31, 2026, and December 31, 2025, totaling $109,000 related to customer purchase orders not yet fulfilled.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. Management believes there are no unrecognized tax benefits or uncertain tax positions as of March 31, 2026 and December 31, 2025.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of March 31, 2026 and December 31, 2025. Accordingly, a 100% valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments as of March 31, 2026 and December 31, 2025 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, note receivable, accounts payable, and debt obligations. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

Leases

At inception of a lease contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. We have one lease classified as a finance lease. For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, management estimates the incremental borrowing rate, which currently is estimated to be 18%. Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Lease components are included in the measurement of the initial lease liability. Additional payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability. Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.  As of  March 31, 2026 and December 31, 2025, the operating right-of-use assets totaled $979,000, and $1,028,000, respectively.  As of  March 31, 2026 and December 31, 2025, the operating lease liability totaled $1,027,000 and $1,074,000, respectively, on our condensed consolidated balance sheets related to our operating leases. The finance lease is related to Clyra.  As of  March 31, 2026 and December 31, 2025, the finance right-of-use asset for Clyra totaled $310,000 and $338,000 and the finance lease liability totaled $336,000 and $360,000, respectively, on our condensed consolidated balance sheets related to our finance lease.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	March 31, 2026	December 31, 2025
Equipment	$1,756	$1,724
Leasehold improvements	526	526
Total, at cost	2,282	2,250
Less: accumulated depreciation	(641)	(607)
Total equipment and leasehold improvements, net	$1,641	$1,643

Noncontrolling Interest

A noncontrolling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Noncontrolling interests are required to be presented as a separate component of equity on a condensed consolidated balance sheets. Accordingly, the presentation of net loss is modified to present the loss attributed to controlling and non-controlling interests. The noncontrolling interest on the Company’s condensed consolidated balance sheets represents equity not held by the Company. In accordance with ASC 810-10-20, “Noncontrolling Interests” BioLargo consolidates three non-wholly owned subsidiaries - Clyra, BLEST and BETI. Noncontrolling interest of Clyra represents 52% as of March 31, 2026, and December 31, 2025.  Noncontrolling interest of BLEST represents 30% as of March 31, 2026, and  December 31, 2025.  Noncontrolling interest of BETI represents 7% and 5% as of March 31, 2026, and  December 31, 2025.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Expense Disaggregation Disclosures.” ASU 2024-03 requires disclosure to disaggregate prescribed expenses within relevant income statement captions. The standard is effective for fiscal years beginning after   December 15, 2026, and for interim periods after   December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the changes to its existing disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies interim disclosure requirements and provides a comprehensive list of interim disclosures that are required by GAAP. The ASU also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the changes to its condensed consolidated financial statements and existing disclosures.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Sale of Stock for Cash

Lincoln Park Financing

On December 13, 2022, we entered into a stock purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which Lincoln Park agreed to purchase from us at our request up to an aggregate of $10,000,000 of our common stock (subject to certain limitations) from time to time over a period of three years. The agreement allows us, at our sole discretion, to direct Lincoln Park to purchase shares of our common stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior 12 business days. There are no restrictions on future financings, rights of first refusal, participation rights, penalties, or liquidated damages other than a prohibition on entering into a “Variable Rate Transaction,” as defined in the agreement. Concurrently with the LPC Purchase Agreement, we entered into a Registration Rights Agreement, pursuant to which we filed a registration statement on Form S-1 with the SEC on December 23, 2022. This registration statement was declared effective on January 19, 2023.  This agreement expired February 1, 2026.

During the three months ended March 31, 2026 we sold 984,188 shares of our common stock to Lincoln Park and received $171,000 in gross and net proceeds. We did not sell shares of our common stock to Lincoln Park during the three months ended  March 31, 2025.

Clearthink Financing

On March 20, 2026, we entered into a purchase agreement (the “Purchase Agreement”) with Clearthink Capital Partners, LLC (“Clearthink”), pursuant to which Clearthink committed to purchase up to $10.0 million of the Company’s common stock. Under the Purchase Agreement, we have the right, but not the obligation, to sell to Clearthink, and Clearthink is obligated to purchase up to $10.0 million of our common stock. Sales of common stock are subject to certain limitations set forth in the Purchase Agreement, and may occur from time to time, at our sole discretion, over the 36-month period commencing on the date that the conditions to Clearthink’s purchase obligation set forth in the Purchase Agreement are satisfied, including that a registration statement covering the resale by Clearthink of shares of Common Stock that may be issued to Clearthink under the Purchase Agreement, which we filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2026, and which was declared effective by the SEC on April 15, 2026 (the date on which all of such conditions are satisfied, the “Commencement Date”). From and after the Commencement Date and until May 1, 2029 unless we are in default of the Purchase Agreement, on any trading day we select, we may, by written notice delivered to Clearthink, direct Clearthink to purchase up to the lesser of (i) $500,000 of our common stock, and (ii) 300% of the daily average shares traded value for the eight trading days prior to the date of the purchase notice, with a minimum of no less than $25,000. At least five business days must elapse between each purchase notice unless the parties mutually agree otherwise. The purchase price per share of Common Stock sold in each such purchase, if any, will be based on prevailing market prices of the common stock immediately preceding the time of sale as computed under the Purchase Agreement, equal to the average of the two lowest daily closing prices of our common stock during the eight trading days preceding the purchase notice. Actual sales of shares of common stock to Clearthink will depend on a variety of factors we will take into consideration from time to time, including, among others, market conditions, the trading price of our common stock and determinations as to the appropriate sources of funding for the Company and its operations. The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which we sell shares of Common Stock to Clearthink. We expect that any proceeds we receive from such sales to Clearthink will be used for working capital and general corporate purposes.

During the three months ended March 31, 2026, we issued Clearthink 500,000 shares of our common stock at $0.17 per share as payment of a "committment fee" in accordance with the terms of the Purchase Agreement, and we recorded $85,000 as a financing fee. See Note 14 "Subsequent Events".

Unit Offering

During the three months ended March 31, 2026, we sold 555,556 shares of our common stock and received $100,000 gross and net proceeds from one accredited investor.  In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares. (See Note 6, “Warrants Issued in Unit Offering”.) We did not sell shares of our common stock in Unit Offerings during the three months ended  March 31, 2025.

In the three months ended March 31, 2026 and  March 31, 2025, we recorded a $15,000 financing fee.

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of March 31, 2026 and December 31, 2025 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 8, “Debt Obligations of Clyra Medical”).

	March 31, 2026	December 31, 2025
Current portion of debt:
SBA Paycheck Protection Program loan	$43	$43
Vehicle loan, current portion	13	13
Term loan, current portion	17	17
SBA EIDL Loan, matures July 2053, current portion	10	10
Total current portion of debt	$83	$83

Long-term debt:
Vehicle loan, matures March 2029	$26	$29
Term loan, matures April 2028	18	22
SBA EIDL Loan, matures July 2053	130	131
Total long-term debt, net of current	$174	$182

Total	$257	$265

For the three months ended March 31, 2026, and   March 31, 2025, we recorded $188,000 and $93,000 of interest expense related to the coupon interest from our debt obligations, inclusive of Clyra Medical debt obligations. (See Note 8.)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Vehicle loan

On February 7, 2023, we entered a loan agreement with Bank of America for the purchase of a commercial vehicle used in operations totaling $80,000, at 5.29% annual interest which matures March 7, 2029. The loan agreement requires monthly payments of $1,000.  As of March 31, 2026, and December 31, 2025, the balance of this loan totals $39,000 and $42,000.

Term Loan

On  April 5, 2025, we entered a term loan agreement with American Express for working capital in the principal amount of $50,000, at 7.98% annual interest, which matures April 10, 2028, and requires monthly payments of $2,000. As of March 31, 2026, and December 31, 2025, the balance of this loan totals $35,000 and $39,000.

SBA Program Loans

On June 3, 2020, ONM Environmental received a $217,000 CARES Act Paycheck Protection Program loan from the SBA. On  February 7, 2022, it received notice that the SBA had forgiven $174,000 of the loan.  ONM Environmental requested reconsideration of the partial-forgiveness determination. As of the date of this report, the SBA has not made a final determination on forgiveness, and no payments are required. As of March 31, 2026, and December 31, 2025, the outstanding balance on this loan totaled $43,000.

In July 2020, ONM Environmental received an Economic Injury Disaster Loan (EIDL) from the SBA in the amount of $150,000. The note has a 3.75% annual interest rate, requires monthly payments of $700, and matures July 2053. As of March 31, 2026, and December 31, 2025, the balance of this loan totaled $140,000 and $141,000.

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for Services

Payment of Officer Salaries

On  March 31, 2026, we issued 69,444 shares of our common at $0.16 per share in lieu of $11,000 of accrued and unpaid obligations to an officer.

On March 31, 2025, we issued 11,250 shares of our common at $0.28 per share in lieu of $3,000 of accrued and unpaid obligations to an officer.

Payment of Consultant and Vendor Fees

On  March 31, 2026, we issued 212,963 shares of our common at $0.16 per share in lieu of $35,000 of accrued and unpaid obligations to consultants and vendors.

On March 31, 2025, we issued 209,080 shares of our common at $0.28 per share in lieu of $58,000 of accrued and unpaid obligations to consultants and vendors.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Expense

During the three months ended March 31, 2026, and 2025, we recorded an aggregate $699,000 and $615,000, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2024 Equity Incentive Plan, and outside of these plans. Included in these totals is option expense related to issuances by our subsidiary, Clyra Medical, totaling $413,000 and $206,000 during the three months ended March 31, 2026, and 2025. (See Note 8.)

2024 Equity Incentive Plan

On June 13, 2024, our stockholders adopted the BioLargo 2024 Equity Incentive Plan (“2024 Plan”) as a means of providing our directors, key employees, and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 13, 2034. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The number of shares available to be issued under the 2024 Plan increases automatically on January 1 of each year by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of March 31, 2026, 44,000,000 shares are authorized under the plan, and 24,892,531 remain available for grant.

Activity for our stock options under the 2024 Plan during the three months ended March 31, 2026, and 2025, is as follows:

	Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2024	5,493,920	$0.23
Granted	2,024,538	$0.28
Balance, March 31, 2025	7,518,458	$0.24
Unvested	(2,357,787)	$0.24
Vested Balance, March 31, 2025	5,160,671	$0.24

Balance, December 31, 2025	16,793,014	$0.21
Granted	2,314,455	$0.16
Balance, March 31, 2026	19,107,469	$0.20	9.0	$—
Unvested	(4,957,864)	$0.20
Vested balance, March 31, 2026	14,149,605	$0.21	8.9	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.16 at March 31, 2026.

The options granted to purchase 2,314,455 shares during the three months ended March 31, 2026 with an aggregate fair value of $325,000 were issued to board of directors, employees and consultants: (i) we issued options to purchase 439,816 shares of our common stock to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $61,000; (ii) we issued options to purchase 879,169 shares of our common stock to employees as part of employee retention plans; the fair value of employee retention plan options totaled $121,000 and vest over time or based on performance metrics; (iii) we issued options to purchase 695,470 shares of our common stock to consultants in lieu of cash for expiring options and for services performed; the fair value of these options totaled $97,000 and (iv) we issued options to purchase 300,000 shares of our common stock to our Chief Financial Officer with a fair value of $46,000 for expiring options. All stock option expense is recorded on our condensed consolidated statement of operations as selling, general and administrative expense.

As of March 31, 2026, there remains $846,000 of stock option expense to be expensed over the next four years.

The options granted to purchase 2,024,538 shares during the three months ended  March 31, 2025, with an aggregate fair value of $491,000 were issued to board of directors, employees and consultants: (i) we issued options to purchase 334,820 shares of our common stock to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $82,000; (ii) we issued options to purchase 809,645 shares of our common stock to employees as part of employee retention plans; the fair value of employee retention plan options totaled $199,000 and vest over time or based on performance metrics; (iii) we issued options to purchase 580,073 shares of our common stock to consultants in lieu of cash for expiring options and for services performed; the fair value of these options totaled $143,000 and (iv) we issued options to purchase 300,000 shares of our common stock to our Chief Financial Officer with a fair value of $67,000 for expiring options. All stock option expense is recorded on our condensed consolidated statement of operations as selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Extension of Agreement with Chief Financial Officer

On  January 31, 2026, the Engagement Agreement with our Chief Financial Officer Charles K. Dargan, II automatically extended for a one-year period to expire  January 31, 2027 (the “2026-27 Term”). As the sole compensation for the 2026-27 Term, and in accordance with his contract, Mr. Dargan was issued an option (“Option”) to purchase 300,000 shares of the Company’s common stock. The Option vests over the period of the extended term in monthly installments of 25,000 shares, so long as the agreement is in full force and effect. The Option is exercisable at $0.18 per share, the closing price of BioLargo’s common stock on the last trading day of January 2026, expires ten years from the grant date, and was issued pursuant to the Company’s 2024 Equity Incentive Plan.

On  January 31, 2025, the Engagement Agreement with our Chief Financial Officer Charles K. Dargan, II automatically extended for a one-year period to expire January 31, 2026 (the “2025-26 Term”). As the sole compensation for the 2025-26 Term, Mr. Dargan was issued an option (“Option”) to purchase 300,000 shares of the Company’s common stock. The Option vests over the period of the extended term in monthly installments of 25,000 shares, so long as the agreement is in full force and effect. The Option is exercisable at $0.25 per share, the closing price of BioLargo’s common stock on the last trading day of January 2025, expires ten years from the grant date, and was issued pursuant to the Company’s 2024 Equity Incentive Plan.

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

Activity for our stock options under the 2018 Plan during the three months ended March 31, 2026, and 2025, is as follows:

	Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2024	42,171,386	$0.19
Exercised	(566,951)	$0.16
Balance, March 31, 2025	41,604,435	$0.19
Unvested	(2,942,091)	$0.22
Vested Balance, March 31, 2025	38,662,344	$0.19

Balance, December 31, 2025	41,604,435	$0.19
Exercised	—	$—
Balance, March 31, 2026	41,604,435	$0.19	5.6	$189,000
Unvested	(1,643,252)	$0.22
Vested balance, March 31, 2026	39,961,183	$0.19	5.5	$189,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.16 at March 31, 2026

During the three months ended March 31, 2025, an option holder elected to exercise 566,951 options using the cashless exercise option in exchange for 265,800 shares of our common stock.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2026, there remains $280,000 of stock option expense to be expensed over the next two years.

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

Activity for our stock options under the 2007 Plan for the three months ended March 31, 2026 and 2025 is as follows:

	Options Outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2024	1,157,500	$0.53
Expired	—
Balance, March 31, 2025	1,157,500	$0.53

Balance, December 31, 2025	380,000	$0.63
Expired	—	$—
Balance, March 31, 2026	380,000	$0.63	0.8	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.16 at March 31, 2026.

Non-Plan Options

Activity of our non-plan stock options issued for the three months ended March 31, 2026 and 2025 is as follows:

	Non-plan Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2024	15,687,642	$0.40
Granted	32,143	$0.28
Balance, March 31, 2025	15,719,785	$0.39
Unvested	(218,750)	$0.44
Vested Balance, March 31, 2025	15,501,035	$0.39

Balance, December 31, 2025	14,039,129	$0.39
Expired	—	$—
Balance, March 31, 2026	14,039,129	$0.39	1.6	$12,000
Unvested	(218,750)	$0.18
Vested balance, March 31, 2026	13,820,379	$0.39	1.5	$12,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.16 at March 31, 2026.

There were no options issued during the three months ended March 31, 2026.

During the three months ended  March 31, 2025, we issued options to purchase an aggregate 32,143 shares of our common stock at $0.28 per share to vendors for fees for services.  The fair value of the options issued totaled an aggregate $8,000 and is recorded in our selling, general and administrative expense.

As of March 31, 2026, there remains $39,000 of stock option expense to be expensed over the next two years.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, for the three months ended March 31, 2026 and 2025 is as follows:

	Warrants outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic value(1)
Balance, December 31, 2024	31,615,616	$0.29
Expired	(316,304)	$0.12
Vested Balance, March 31, 2025	31,299,312	$0.29

Balance, December 31, 2025	31,244,078	$0.29
Issued	1,198,832	$0.24
Expired	(225,000)	$0.16
Vested Balance, March 31, 2026	32,217,910	$0.29	1.5	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.16 at March 31, 2026.

Warrants issued in Unit Offerings

During the three months ended March 31, 2026, we issued six-month stock purchase warrants to purchase an aggregate 599,416 shares of our common stock at $0.22 per share, and five-year stock purchase warrants to purchase an aggregate 599,416 shares of our common stock at $0.27 per share, in conjunction with the sale of stock to investors in our Unit Offerings (see Note 3). The relative fair value of the warrant component of the units sold to investors totaled $58,000. The Black-Scholes model was used to calculate relative fair value, further discounted by the beneficial conversion feature and the value of the common stock component.

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

Warrant Fair Value

We use the Black-Scholes option pricing model to determine the relative fair value of warrants issued in conjunction with debt instruments, common stock, and for services. With respect to debt instruments, relative fair value is amortized over the life of the warrant. The principal assumptions we used in applying the Black-Scholes model were as follows:

	2026	2025
Risk free interest rate	3.64 - 3.77%	—%
Expected volatility	62 - 66%	—%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	.5 - 5	—

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

As of March 31, 2026, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	BioLargo Canada	BETI	BEST	Intercompany amounts	Totals
Accounts payable	$428	$274	$15	$119	$5	$—	$(3)	$838
Accrued payroll	10	103	94	21	—	10	—	238
Total								$1,076

As of December 31, 2025, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	BioLargo Canada	BETI	BEST	Intercompany amounts	Totals
Accounts payable	$588	$305	$—	$100	43	$—	$(24)	$1,012
Accrued payroll	10	85	73	22	—	9	—	199
Total								$1,211

See Note 8, “Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Noncontrolling Interest – Clyra Medical

As discussed in Note 2 above, we consolidate the operations of our partially owned subsidiary Clyra Medical.

Debt Obligations of Clyra Medical

Secured Promissory Notes

During the year ended  December 31, 2024, Clyra issued promissory notes in the aggregate amount of $1,064,000, the funds of which were used to purchase and secured by equipment for at-scale production of its wound irrigation solution products. Of this total, $200,000 was issued to BioLargo and this eliminates during consolidation of intercompany transactions. The notes bear interest at the rate of 15% per annum, mature in two years, and require interest-only payments until maturity.  During 2025, Clyra issued secured promissory notes in the aggregate amount of $436,000, the funds of which were used to purchase equipment for at-scale manufacture of its products. The notes bear interest at the rate of 15% per annum, mature on  October 31, 2026, require interest-only payments until maturity, and  may be pre-paid at any time. Each investor received a warrant to purchase the number of Clyra common shares equal to the face amount of the note divided by six, at an exercise price of $6.00 per share, expiring  October 31, 2029.  Warrant to purchase 72,667 shares of Clyra common stock were issued. The fair value of the warrants totaled $99,000 and is recorded as a debt discount, which is amortized as interest expense over the term of the secured promissory note.  As of  March 31, 2026, and December 31, 2025, the balance outstanding totaled $1,300,000.

Guaranteed Note Offering

During the three months ended March 31, 2026, Clyra issued the guaranteed promissory notes in the aggregate amount of $2,395,000. The notes bear interest at the rate of 15% per annum, matures February 28, 2029, and is guaranteed by the Company’s largest stockholder, BioLargo Inc. Each investor received a warrant to purchase an aggregate of number of Clyra common shares equal to the face amount of the note divided by 7.5, divided by two, at an exercise price of $7.50 per share, expiring February 28, 2031. Warrants to purchase 159,668 shares of Clyra common stock were issued. The fair value of these warrants issued totaled $232,000 and is recorded as a debt discount and will be amortized to interest expense over the term of the guaranteed note offering.

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

 As of March 31, 2026 and December 31, 2025, the balance outstanding totals $2,970,000 and $575,000, respectively.

The Black-Scholes model is used to calculate the initial fair value of the warrants issued as part of the Clyra Medical debt obligations, we used a stock price on the date of grant of $6.00 per share, volatility ranging between 35 - 43%. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

Line of Credit

On June 30, 2020, Clyra Medical entered into a Revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC ("Vernal") committed to provide a $1,000,000 inventory line of credit. Since inception, Clyra Medical received $260,000 in draws and made repayments totaling $126,000. The interest rate on this line of credit is 15%. On  December 13, 2022, Clyra and Vernal amended the Revolving Line of Credit Agreement extending the maturity date of the line of credit to  September 30, 2024 and modifying the payment terms such that amounts of principal due in each month are capped at a maximum of 15% of the principal amount then due under the note. The maturity date has not been further extended, and Clyra continues to provide monthly reporting and make interest payments to Vernal as required. As of March 31, 2026 and December 31, 2025 the balance outstanding on this line of credit totaled $134,000.  Subsequent to March 31, 2026, this line of credit was paid in full.

Equity Transactions

As of March 31, 2026, and December 31, 2025, Clyra had 11,375,860 shares issued and outstanding, of which 746,418 and 330,000 were Series A and Series B Preferred shares, respectively.  As of March 31, 2026, and December 31, 2025, of the total outstanding Clyra shares, BioLargo owned 5,305,156, common shares and 165,765 Series A Preferred shares.

Sales of Series A Preferred Stock

In an offering that closed in October 2023, Clyra sold 746,418 shares of its Series A Preferred Stock, and in exchange received $1,800,000 in gross and net proceeds. Purchasers of the Series A Preferred Stock also received a 3-year warrant to purchase the same number of additional shares of common stock for $3.72 per share. The fair value of the warrants issued totaled $524,000. Shares of Series A Preferred Stock earn a dividend of 15% each year, compounding annually; the company is under no obligation to pay such dividends in cash, and such dividends automatically convert to common stock upon conversion of the Series A Preferred Stock to common stock. Each share of Series A Preferred stock can be converted by the holder at any time for one share of common stock and automatically convert upon the completion of a public offering of shares in which at least $5,000,000 of gross proceeds is received by the company. Accrued dividends  may be converted to common stock at a conversion rate of $3.10 per share.  As of March 31, 2026 and December 31, 2025, the Preferred Series A accrued and unpaid dividend totaled $1,023,000 and $937,000, respectively. Each investor also entered into an agreement with BioLargo whereby the investor  may exchange some or all of its Series A Preferred stock, plus accrued dividends, into shares of BioLargo common stock, at a price equal to a 20% discount of the volume weighted average price over the 30 prior trading days. Elections  may be made during the period beginning  January 1, 2025, and ending on  June 30, 2026. As of March 31, 2026, no investors have elected to convert.

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

Sales of Common Stock

There were no sales of common stock during the three months ended March 31, 2026.

During the three months ended  March 31, 2025, Clyra sold 49,167 shares of its common stock, and issued 24,584 warrants to purchase shares of its common stock at $7.50 per share, expiring  February 28, 2027, from five accredited investors. In exchange, it received $295,000 in gross proceeds.  The relative fair value of these warrants totaled $38,000.

Common Stock issued for services

There were no shares issued for services during the three months ended March 31, 2026.

On  March 31, 2025, Clyra issued 6,000 shares in lieu of cash totaling $36,000, to a vendor for services performed and issued a warrant to purchase 3,000 shares of its common stock at $6.00 per share, expiring 5 years from the grant date. The relative fair value of these warrants totaled $5,000.

Clyra Stock Options

	Clyra Options Outstanding	Weighted average price per share	Weighted average remaining life
Balance, December 31, 2024	1,976,863	$1.00
Granted	25,332	$4.50
Balance, March 31, 2025	2,002,195	$1.04
Unvested	(250,000)	$0.01
Vested Balance, March 31, 2025	1,752,195	$1.19

Balance, December 31, 2025	3,013,692	$2.17
Granted	164,242	$4.44
Balance, March 31, 2026	3,177,934	$2.29	7.2
Unvested	(760,678)	$4.06
Vested Balance, March 31, 2026	2,417,256	$1.74	8.1

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis.  The fair value of the options issued totaled $297,000 in the three months ended March 31, 2026, and $49,000 in the three months ended March 31, 2025. The Black-Scholes model is used to calculate the initial fair value, during the three months ended March 31, 2026 and 2025, we used a stock price on the date of grant of $4.50 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

As of March 31, 2026, there remains $1,384,000 of stock option expense to be expensed over the next three years.

	March 31, 2026	March 31, 2025
Risk free interest rate	4.20 - 4.36%	4.45%
Expected volatility	35 - 39%	43%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	10	10

Clyra Warrants

	Clyra Warrants Outstanding	Weighted average price per share	Weighted average remaining life
Balance, December 31, 2024	1,183,182	$4.84
Granted	125,917	$6.40
Vested Balance, March 31, 2025	1,309,099	$4.99

Balance, December 31, 2025	1,702,496	$5.39
Granted	159,668	$7.50
Expired	(40,323)	$3.72
Vested Balance, March 31, 2026	1,821,841	$5.61	1.7

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Payable and Accrued Expenses

At March 31, 2026, and December 31, 2025, Clyra had the following accounts payable and accrued expenses (in thousands):

Category	2026	2025
Accounts payable	$454	$634
Accrued dividend	1,023	937
Accrued payroll	33	21
Total	$1,510	$1,592

Sale and leaseback of equipment

On  December 4, 2024, Clyra entered into an agreement whereby it sold and leased back certain equipment to be used in the manufacturing of its wound irrigation solution. Clyra received $350,000 cash and a secured promissory note in the principal amount of $82,000 which bears interest at 15%, requires interest be paid monthly, and the principal balance due on  December 4, 2028. The obligations of the Note are secured by the equipment pursuant to a security agreement. At the end of the lease term, Clyra has the option to purchase the equipment for $82,000. Concurrently, Clyra leased the equipment for a 49-month term.  The remaining lease payments total $412,000.

Year ending
December 31, 2026	$112
December 31, 2027	150
December 31, 2028	150
Total minimum lease payments	$412
Less imputed interest	(76)
Total finance lease liabilities	$336

Note 9. BioLargo Engineering, Science and Technologies, LLC

In  September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into an office lease in the Knoxville, Tennessee area, and entered into employment agreements with six scientists and engineers. BLEST was capitalized with two classes of membership units: Class A, 100% owned by BioLargo, and Class B, held by management of BLEST, and which initially had no “profit interest,” as that term is defined in Tennessee law. Class B members were also granted options to purchase up to an aggregate 1,750,000 shares of BioLargo common stock. The profit interest and option shares are subject to a five-year vesting schedule tied to the performance of the subsidiary. As of March 31, 2026 and December 31, 2025, Class B members have earned 30% profit interest.

Note 10. BioLargo Energy Technologies, Inc.

BioLargo Energy Technologies, Inc. (“BETI”) was formed for the purpose of commercializing a proprietary liquid sodium battery technology. BioLargo purchased 9,000,000 shares of its common stock upon its formation and was initially its sole stockholder.

During the three months ended March 31, 2026, BETI sold 124,867 shares of its common stock at $3.70 per share to seven accredited investors and received $462,000 in gross and net proceeds.  No shares of common stock of BETI were sold during the three months ended  March 31, 2025.

As of March 31, 2026, BETI had 9,730,691 issued and outstanding shares, of which BioLargo holds 9,095,000 (93%).

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

4.	BioLargo Canada, Inc. (“BioLargo Canada”) – the main hub of our scientists researching and developing our technologies, operating out of the University of Alberta, Edmonton, Canada;
5.	BioLargo Energy Technologies, Inc. (“BETI”) – which is developing our proprietary battery technology; and
6.	BioLargo Equipment Solutions & Technologies, Inc. (“BEST”) – which manages the sales and distribution of our water treatment products and related services.

Other than ONM Environmental, none of our operating business units have operated at a profit, and therefore have required additional cash to meet its monthly expenses, funded through sales of debt or equity, research grants, and tax credits. BETI and Clyra Medical have also been funded by third party investors who invest directly in exchange for equity ownership in that entity.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The segment information for the three months ended March 31, 2026, and 2025, is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue
ONM Environmental	$423	$2,803
BLEST	797	690
Clyra Medical	154	—
BioLargo Canada	58	8
Intersegment revenue	(317)	(232)
Total	$1,115	$3,269

Stock option expense
BioLargo corporate	$286	$409
Clyra Medical	413	206
Total	$699	$615

Depreciation expense
BioLargo corporate	$(9)	$(11)
ONM Environmental	(10)	(10)
BLEST	(11)	(17)
Clyra Medical	(2)	(4)
BETI	(2)	—
Total	$(34)	$(42)

Research and development expense
BioLargo corporate	$(261)	$(248)
BLEST	(208)	(244)
BETI	(142)	(60)
BioLargo Canada	(92)	(136)
Clyra Medical	(521)	(335)
Intersegment R&D	317	232
Total	$(907)	$(791)

Operating income (loss)
BioLargo corporate	$(459)	$(817)
ONM Environmental	(95)	956
BLEST	(380)	(378)
BETI	(355)	(94)
BEST	(90)	(58)
BioLargo Canada	(113)	(156)
Clyra Medical	(1,712)	(1,315)
Total	$(3,204)	$(1,862)

Interest income (expense)
BioLargo corporate	$63	$3
ONM Environmental	—	15
Clyra Medical	(179)	(83)
Total	$(116)	$(65)

Net income (loss)
BioLargo corporate	$(481)	$(815)
ONM Environmental	(95)	971
BLEST	(380)	(377)
BETI	(355)	(94)
BEST	(90)	(58)
BioLargo Canada	(113)	(150)
Clyra Medical	(1,891)	(1,398)
Total	$(3,405)	$(1,921)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2026	BioLargo	ONM	CLYRA	BLEST	BETI	BioLargo Canada	Elimination	Total
Tangible assets	$674	$2,016	$3,520	$1,022	$235	$12	$(203)	$7,276
Operating lease right-of use	206	—	169	604	—	—	—	979
Finance lease right-of-use	—	—	310	—	—	—	—	310
Total	$880	$2,016	$3,999	$1,626	$235	$12	$(203)	$8,565

As of December 31, 2025	BioLargo	ONM	CLYRA	BLEST	BETI	BioLargo Canada	Elimination	Total
Tangible assets	$694	$2,331	$2,650	$1,169	$4	$321	$(224)	$6,945
Operating lease right-of use	238	—	175	615	—	—	—	1,028
Finance lease right-of-use	—	—	338	—	—	—	—	338
Total	$932	$2,331	$3,163	$1,784	$4	$321	$(224)	$8,311

Note 12. Leases

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the condensed consolidated statement of operations and comprehensive loss on a straight-line basis over the term of the operating lease agreement. Short-term leases less than one-year are not included in our analysis. For the three months ended March 31, 2026, rental expense totaled $108,000 and $100,000 for the three months ended March 31, 2026, and 2025.  The lease of our Westminster facility expires  August 2027.  The lease for Clyra Medical expires August 2030.  The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.  As of March 31, 2026, the weighted average remaining lease term for our operating leases was six years and the total remaining operating lease payments is $1,591,000.

Future minimum lease payments under noncancelable leases, reconciled to the Company’s discounted operating lease liabilities are as follows:

	BioLargo
Year ending	Corp / ONM	CLYRA	BLEST	Total
December 31, 2026	$125	$43	$120	$288
December 31, 2027	113	59	163	335
December 31, 2028	—	60	166	226
December 31, 2029	—	61	170	231
December 31, 2030	—	26	173	199
Thereafter	—	—	312	312
Total minimum lease payments	$238	$249	$1,104	$1,591
Less imputed interest	(29)	(71)	(464)	(564)
Total operating lease liabilities	$209	$178	$640	$1,027

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13.  Legal Proceedings

ONM Environmental, Inc. is the defendant in a lawsuit filed by Pooph Inc. in the Orange County, California Superior Court on September 11, 2025. The lawsuit alleges three causes of action, for Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, and Declaratory judgment, and seeks an unspecified amount of damages, allegedly arising from ONM’s manufacture of pet odor-control products sold by Pooph Inc.

BioLargo, Inc., BioLargo Life Technologies, Inc., and ONM Environmental, Inc., filed a lawsuit against Pooph, Inc. and Ikigai Marketing Works, LLC in the United States District Court, Central District of California, on November 11, 2025, for patent infringement, false advertising, breach of contract, false promise, unfair and fraudulent business practices and constructive fraud, seeking to recover, amongst other damages, the defendants’ failure to pay for product purchases and license royalties in the aggregate amount of $3,821,401. See Note 2, Allowance for Credit Losses, above.

While the outcomes of the lawsuits are uncertain, management believes that the resolutions of these proceedings will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. However, adverse outcomes could materially impact future financial results.

Note 14. Subsequent Events

The Company has evaluated subsequent events through the date of the filing of this Quarterly Report and report the following.

Stock Issuances

Subsequent to March 31, 2026, we have sold 1,050,000 shares of our common stock to Clearthink (see Note 3) and received $147,033 in gross proceeds.

Clyra Medical Financing Activities

Subsequent to March 31, 2026, Clyra issued guaranteed promissory notes in the aggregate amount of $775,125 to seven accredited investors. The notes bear interest at the rate of 15% per annum, mature  February 28, 2029, and are guaranteed by the Company’s largest stockholder, BioLargo Inc. Each investor received a warrant to purchase an aggregate of number of Clyra common shares equal to the face amount of the note divided by 7.5, divided by two, at an exercise price of $7.50 per share, expiring February 28, 2031. Warrants to purchase 51,675 shares of Clyra common stock were issued to the investors.

BioLargo Energy (BETI) Financing Activities

Subsequent to March 31, 2026, BETI sold 6,757 shares of its common stock at $3.70 per share to one accredited investor and received $25,000 in gross and net proceeds.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2026, unless expressly stated otherwise, and we undertake no duty to update this information.

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

●

Battery energy storage systems designed for grid-scale energy storage and other industrial uses under the brand name CellinityTM being developed by our partially owned (93%) subsidiary BioLargo Energy Technologies, Inc.;

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

Consumer Private-Label Products

We sell privately labeled odor-control products based on our technologies to third parties who market and sell the products under their own brand names. The most successful thus far has been pet odor control products sold under the brand name "Pooph" by Pooph Inc. In addition to purchasing product from us at an agreed-upon manufacturing margin, Pooph Inc. agreed to pay us a six percent royalty on their sales in exchange for exclusive rights to our technology for pet odors, and agreed that if they sold their brand to a third party, we would receive 20% of the exit value. Pooph defaulted on their payments, we revoked their license to sell pet products with our technology, and sued Pooph for patent infringement and other claims in order to protect our intellectual property. (See Part II, Item 1, Legal Proceedings below.)

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

Our AEC unit has been installed and is up and running in Lake Stockholm, New Jersey, removing PFAS from drinking water for local residents. The AEC's performance is undergoing regular testing by both the U.S. EPA and the New Jersey Department of Environmental Protection. This project may represent a key milestone for the commercialization of the AEC, as we believe industry validation of the technology in a first municipal drinking water treatment project will play an important role in showcasing the AEC’s distinct advantages over incumbent technologies like carbon filtration and ion exchange. As we progress through the commercial rollout of our AEC technology, we continue to invest in innovation aimed at enhancing its commercial viability. These efforts are focused on improving system performance, reducing lifecycle costs, and strengthening the AEC’s competitive position within the PFAS treatment market. We remain committed to delivering scalable, cost-effective solutions that align with evolving regulatory requirements and market demand.

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

Clyra Medical Technologies, Inc.

Our partially owned subsidiary Clyra Medical Technologies, Inc. is a healthcare company that is developing and commercializing products based on our technologies designed to safely treat wound and skin infections and promote wound healing, while reducing the need for antibiotics. Clyra’s first products are based on its patented Clyrasept™ technology, which utilizes a Copper-Iodine Complex Solution (CICS) and received premarket clearance from the FDA under Section 510(k). Its first product is ViaCLYR™, a pH-balanced wound management solution indicated for wound management, cleansing, irrigation, moisturization, and debridement of acute and chronic wounds and burns, sold through wholesale distributors and sales agents. Clyra received a first purchase order for the ViaCLYR™ product from a U.S. based distributor in February 2026, and in May 2026 signed a distribution agreement with Al- Hikma FZCO, a healthcare distribution and marketing group headquartered in Dubai, United Arab Emirates, to exclusively distribute ViaCLYR™ across 18 countries spanning the Gulf Cooperation Council, the Levant, North Africa, and select adjacent markets.

Clyra has 12 full time employees, and has increased staff and raised capital to ready the company to launch additional products. Clyra’s management team includes Medical Director Dr. Jeffrey Marcus, who is Chief of Plastic, Maxillofacial, and Oral Surgery at Duke University, Nicholas Valeriani, chairman of the board of directors of Edwards Lifesciences and who had a 34-year career with Johnson and Johnson where he held numerous leadership positions in engineering, manufacturing, sales and marketing, and Linda Park of Edwards Lifesciences, where she serves as Corporate Secretary, Senior Vice President and Associate General Counsel, and as a board member of the Edwards Lifesciences Foundation.

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

BLEST operates out of an engineering facility in Oak Ridge, Tennessee (a suburb of Knoxville), and employs a group of scientists and engineers, many of whom are owners of the entity (BioLargo owns 70% as of March 31, 2026 and December 31, 2025). The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. Many of the other team members are also former employees of CB&I and Shaw, with the exception of more recent staff hires. The team is highly experienced across multiple industries and we believe they are considered experts in their respective fields, including: chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management and testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting, project management, storm water design and permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities. The team has decades of high-level experience in the energy industry. The engineering team has also developed an extended network of trusted engineering subcontractors that assist in serving specific client projects as needed.

BLEST engineers generate revenue through services to third party clients, as well as for internal BioLargo projects such as the AEC and battery (revenues from internal projects are eliminated in the consolidation of our financial statements and are designated “intersegment revenue”). Third party contracts include ongoing work at U.S. Air Force bases for air quality control which generate ongoing contract-based revenue of approximately $100,000 per month. Efforts to expand this work as well as with other clients are consistently ongoing. In April 2026 BLEST was engaged to design a pilot-scale minerals processing facility that will remediate and, utilizing a patented BioLargo process, will create a beneficial reuse of a legacy mineral waste deposit associated with a historically impacted site in the western United States. Work on the $1.2 million contract has begun and is expected conclude by the end of the year, and is expected to lead to the design and construction of a larger processing facility.

The staff time devoted to supporting the AEC (PFAS) and battery related work is demanding, and BLEST needs to hire more qualified staff to meet an expanding demand for our growing list of customers. When we combine the demands of current revenue generating projects and expected growth, we are presented with an obvious challenge to manage quality, timely performance as well as access to qualified staff. We are working carefully to find balance to help ensure we meet the demands of both in a practical customer centric and capital conserving way. It may be, for example, that we will eventually need to secure contract manufacturers to meet the customer demands in the near term as we scale up our infrastructure and work force capabilities.

RESULTS OF OPERATIONS

Our revenues decreased  66% in the three months ended March 31, 2026, as compared with the same period in 2025, primarily due to a decreased volume of sales of our pet odor control product private labeled to a third party under the brand name “Pooph”. During the three months ended March 31, 2025, sales to Pooph had comprised 79% of our consolidated revenue; in August 2025 Pooph Inc. stopped purchasing Pooph-branded products from us, and thus revenues from sale of Pooph-branded products during the three months ended March 31, 2026 were zero. We are in litigation with Pooph Inc. and do not expect product sales to Pooph Inc. to resume. Our financial statements separate revenue based on products and services. Revenues from the sale of products for the three months ended March 31, 2026, decreased 79% (from $2,803,000 to $577,000) over the same period in 2025. Revenues from services for the three months ended March 31, 2026, increased 15% (from $466,000 to $538,000) over the same period in 2025.

ONM Environmental

Our wholly-owned subsidiary ONM Environmental generates revenues through sales of our flagship product CupriDyne Clean to industry, including related design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities.

Revenue (ONM Environmental)

ONM Environmental’s revenues decreased  85% in the three months ended March 31, 2026, compared with the same period in 2025. The decrease in revenues was due to a decrease in the volume of sales of our pet odor product private labeled to a third party under the brand name "Pooph", offset by an increase in sales of industrial odor control products (which increased 90% (from $223,000 to $423,000)).

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM Environmental’s costs of goods for the three months ended March 31, 2026, were 35%, a decrease of 19% compared to the same period in 2025. The decrease in cost of goods is due to the change in revenue concentration across product lines.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s selling, general and administrative expenses ("SG&A") totaled $371,000 and increased 24% during the three months ended March 31, 2026, as compared with the same period in 2025.  The increase is due to increases in salaries, professional fees and insurance expense.

Operating Income (ONM Environmental)

ONM Environmental generated an operating loss of $95,000 in the three months ended March 31, 2026, compared to operating income of $956,000 for the three months ended March 31, 2025. The operating loss is primarily due to the decrease in revenues.

BLEST (engineering)

Revenue (BLEST)

BLEST generated $538,000 in third-party service revenues in the three months ended March 31, 2026, a 15% increase over the $466,000 in third-party service revenues in the same period in 2025. This increase was due to an increase in fixed fee contracts at U.S. Air Force bases.

In addition to providing services to third party clients, BLEST provides services for internal BioLargo projects. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements. In the three months ended March 31, 2026, intersegment revenue for BLEST totaled $259,000 and for the three months ended March 31, 2025, intersegment revenue for BLEST totaled $224,000.

Cost of Revenues (BLEST)

BLEST’s cost of revenues includes employee labor, subcontracted costs and material costs. In the three months ended March 31, 2026, costs were 56% of revenues, versus 39% in the same period in 2025. The increase is related to our fixed fee contracts, compared to product sales, which had more direct costs.

Selling, General and Administrative Expense (BLEST)

BLEST’s SG&A expenses were $266,000 in the three months ended March 31, 2026, compared to $330,000 in the three months ended March 31, 2025. The decrease is due to the timing of expenses in the prior period and does not reflect a decrease in SG&A activity or employees.

Operating Loss (BLEST)

BLEST generated an operating loss of $380,000 in the three months ended March 31, 2026, compared to an operating loss of $378,000 in the three months ended March 31, 2025.  The operating losses are reflective of the focus at BLEST on advancing internal BioLargo projects such as the Cellinity battery and AEC water treatment system.

Clyra Medical

Clyra Medical generated revenues of $154,000 in the three months ended March 31, 2026 and margin of 57%, compared with no revenue in the same period in 2025. The increase in revenue is due to the sale of ViaCLYR® wound irrigation solution to a newly engaged distributor. In the three months ended March 31, 2026, Clyra incurred total costs of $1,712,000, which included $521,000 in research and development expenses. In the same period in 2025, total costs and expenses were $1,315,000, which included $335,000 in research and development expenses. The increases in costs and expenses are primarily related to an increased number of employees, increased product development work, and stock option expense.

BETI

BioLargo Energy Technologies, Inc. (BETI) is developing our Cellinity battery, and has not generated generate revenue. For the three months ended March 31, 2026, it incurred total costs and expenses of $355,000, which included $142,000 in research and development expenses.  In the same period in 2025, total costs and expenses were $96,000, which included $60,000 in research and development expenses. We are focused on recruiting business and financial partners to facilitate additional capital investment and move the product to commercialization.

BEST

BioLargo Equipment, Sciences and Technologies, Inc. (BEST) was formed in fiscah year 2024 to commercialize BioLargo's proprietary water treatment equipment, including its PFAS removal device the AEC. As the first AEC sale occurred prior to the Company's formation, and the sales cycle for advanced water treatment systems is long, BEST has not yet generated revenues. We intend future water treatment projects to be contracted through BEST. During the three months ended March 31, 2026, it incurred $90,000 of total expenses. In the same period in 2025, it incurred $58,000 in total expenses primarily related to administrative activities.

Selling, General and Administrative Expense – consolidated

Our SG&A expenses include both cash (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). For the three months ended March 31, 2026 consolidated SG&A increased 9% (to $2,755,000) as compared with the three months ended March 31, 2025. The largest components of our SG&A expenses included (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Salaries and payroll related	$862	$1,054
Professional fees	439	202
Consulting	275	402
Office expense	616	403
Rent expense	149	120
Depreciation expense	32	41
Sales and marketing	148	176
Investor relations	112	42
Board of director expense	122	82
Total Selling, General & Administrative	$2,755	$2,522

In the three months ended March 31, 2026, our non-cash expenses from the issuance of stock and stock options increased to $699,000 compared to $615,000 for the three months ended March 31, 2025. The majority of this stock option expense is recorded in employee salaries and consulting expense. The reduction in salaries and payroll related expenses is due to an Employee Retention Tax Credit recognized in the first quarter ended March 31, 2026 offset by an increase related to an increased number of employees. Professional fees increased in the three months ended March 31, 2026, due to increased corporate activity related to new private securities offerings for BioLargo and Clyra, legal proceedings related to ONM Environmental, and other organizational needs that required professionals. Office expense increased due to an increase in insurance premiums.

Research and Development

In the three months ended March 31, 2026, we spent $907,000 in the research and development of our technologies and products. This was a increase of 15% as compared to the three months ended March 31, 2025. The increase is primarily due to the timing of project work and available working capital.

Interest Income and Expense

Our interest income for the three months ended March 31, 2026, was $72,000 compared to $28,000 in the three months ended March 31, 2025. Our interest expense for the three months ended March 31, 2026, was $188,000 compared to $93,000 in the three months ended March 31, 2025. The increase is related to the increase of Clyra Medical debt obligations.

Other Income and Expense

For the three months ended March 31, 2026, we did not receive any grant income, compared to $6,000 of grant income for the same period in 2025. Grant income is primarily generated through our wholly owned Canadian subsidiary. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. Grant funds paid directly to third parties are not included as income in our condensed consolidated financial statements.

Net Loss

Net loss for the three months ended March 31, 2026, was $3,405,000 a loss of $ (0.01) per share, compared to a net loss for the three months ended March 31, 2025, of $1,921,000 a loss of $ (0.00) per share. Our net loss for the three months ended March 31, 2026, increased because of the decrease in revenue.

The net income (loss) per business segment is as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
BioLargo corporate	$(481)	(815)
ONM	(95)	971
Clyra Medical	(1,891)	(1,398)
BLEST	(380)	(377)
BETI	(355)	(94)
BEST	(90)	(58)
BioLargo Canada	(113)	(150)
Net loss	$(3,405)	(1,921)

Liquidity and Capital Resources

For the three months ended March 31, 2026, we generated revenues of $1,115,000, had a net loss of $3,405,000, used $2,917,000 net cash in operating activities, and received $3,190,000 net cash from financing activities. As of March 31, 2026, we had current assets of $5,445,000, including $4,122,000 cash and cash equivalents. As of March 31, 2026, we had current liabilities of $4,932,000, and working capital of $513,000. We do not believe gross profits in the year ending December 31, 2026, will be sufficient to fund our current level of operations for the reminder of the year, and therefore expect we will continue to be limited in terms of our capital resources, and therefore expect to continue to need further investment capital to fund our business plans and investments in our new technologies. The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to increase revenues, generate cash from operations, and/or generate cash from financing activities. If we are unable to raise additional cash through gross profits or financing activities, management may choose to curtail portions of our operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Our significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements are described in (i) in Part I, Item 1 of this Form 10-Q, Note 2, “Summary of Significant Accounting Policies” and (ii) in the Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2025, in the Notes to Consolidated Financial Statements in Part II, Item 8, and “Critical Accounting Policies and Estimates” in Part II, Item 7. There have been no material changes to the Company’s critical accounting policies and estimates since the filing of its Form 10-K.

Item 4.         Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended – the “Exchange Act”) as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.          Legal Proceedings

ONM Environmental, Inc. is the defendant in a lawsuit filed by Pooph Inc. in the Orange County, California Superior Court on September 11, 2025. The lawsuit alleges three causes of action, for Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, and Declaratory judgment, and seeks an unspecified amount of damages, allegedly arising from ONM’s manufacture of pet odor-control products sold by Pooph Inc. BioLargo, Inc., BioLargo Life Technologies, Inc. and ONM Environmental, Inc. filed a lawsuit against Pooph, Inc. and Ikigai Marketing Works, LLC in the United States District Court, Central District of California, on November 11, 2025, for patent infringement, false advertising, breach of contract, false promise, unfair and fraudulent business practices and constructive fraud, seeking to recover, amongst other damages, the defendants’ failure to pay for product purchases and license royalties in the aggregate amount of $3,821,401. See Note 2, Allowance for Credit Losses, in Part I above.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, we received $100,000 gross proceeds from an accredited investor, and issued 555,556 shares of our common stock, a warrant to purchase 555,556 shares of our common stock for $0.22 per share, expiring six months from the grant date, and a warrant to purchase 555,556 shares of our common stock for $0.27 per share, expiring five years from the grant date. See also Item 5, Other Information.

Item 5.          Other Information

On March 20, 2026, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), with Clearthink Capital Partners, LLC (“Clearthink”), pursuant to which Clearthink has committed to purchase up to $10.0 million of our common stock, par value $0.00067 per share (the “Common Stock”), subject to certain limitations and the satisfaction of the conditions set forth in the Purchase Agreement.

Under the Purchase Agreement, we have the right, but not the obligation, to sell to Clearthink, and Clearthink is obligated to purchase up to $10.0 million of our Common Stock. Such sales of Common Stock, if any, will be subject to certain limitations set forth in the Purchase Agreement, and may occur from time to time, at our sole discretion, over the 36-month period commencing on the date that the conditions to Clearthink’s purchase obligation set forth in the Purchase Agreement are satisfied, including that a registration statement covering the resale by Clearthink of shares of Common Stock that may be issued to Clearthink under the Purchase Agreement, which we agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC (the date on which all of such conditions are satisfied, the “Commencement Date”).

From and after the Commencement Date, on any trading day we select, we may, by written notice delivered to Clearthink, direct Clearthink to purchase up to the lesser of (i) $500,000 of our common stock, and (ii) 300% of the daily average shares traded value for the eight trading days prior to the date of the purchase notice, with a minimum of no less than $25,000. At least five business days must elapse between each purchase notice unless the parties mutually agree otherwise. Subject to the foregoing, and pursuant to the terms of the Purchase Agreement, we will control the timing and amount of any sales of our common stock to Clearthink. Clearthink has no right to require us to sell any shares of Common Stock to Clearthink, but Clearthink is obligated to make purchases as we direct, subject to certain conditions.

The purchase price per share of Common Stock sold in each such Regular Purchase, if any, will be based on prevailing market prices of the Common Stock immediately preceding the time of sale as computed under the Purchase Agreement, equal to the average of the two lowest daily closing prices of our Common Stock during the eight trading days preceding the purchase notice.

Actual sales of shares of Common Stock to Clearthink will depend on a variety of factors we will take into consideration from time to time, including, among others, market conditions, the trading price of our Common Stock and determinations as to the appropriate sources of funding for the Company and its operations. The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which we sell shares of Common Stock to Clearthink. We expect that any proceeds we receive from such sales to Clearthink will be used for working capital and general corporate purposes.

The Purchase Agreement prohibits us from directing Clearthink to purchase any shares of Common Stock if those shares, when aggregated with all other shares of Common Stock then beneficially owned by Clearthink (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder), would result in Clearthink beneficially owning more than 9.99% of the then issued and outstanding shares of Common Stock.

There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement. Clearthink has agreed not to engage in or effect, directly or indirectly, for its own principal account or for the principal account of any of its affiliates, any short sales of the Common Stock or hedging transaction that establishes a net short position in the Common Stock during the term of the Purchase Agreement.

As consideration for Clearthink’s commitment to purchase shares of our Common Stock from time to time at our direction upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, we agreed to issue Clearthink 500,000 shares of our Common Stock (the “Commitment Shares”) upon the execution of the Purchase Agreement. The Company will not receive any cash proceeds from the issuance of the Commitment Shares to Clearthink pursuant to the Purchase Agreement.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties.  The Company has the right to terminate the Purchase Agreement at any time with one business days’ notice, at no cost or penalty.  During any “event of default” under the Purchase Agreement, Clearthink does not have the right to terminate the Purchase Agreement; however, the Company may not initiate any regular or other purchase of shares by Clearthink, until such event of default is cured.

The foregoing descriptions of the Registration Rights Agreement and the Purchase Agreement are qualified in their entirety by reference to the full text of such agreements, copies of which are attached hereto as Exhibits 4.1 and 10.1, respectively, and each of which is incorporated herein in its entirety by reference. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

On April 9, 2026, we filed with the SEC a registration statement on Form S-1 registering Clearthink's sale of the shares to be issued to Clearthink under the Purchase Agreement, which was declared effective by the SEC on April 15, 2026. On April 23, 2026, we initiated our first sale of shares to Clearthink, selling 350,000 shares and receiving $50,725 in gross proceeds.

Item 6.         Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Company's annual report on Form 10-KSB filed on May 23, 2003)
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007 (incorporated by reference to Exhibit 3.1 to the Company's annual report on Form 10-KSB filed on May 4, 2007)
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018 (incorporated by reference to Exhibit 3.4 to the Company's Post Effective Amendment on Form Pos Am filed on June 22, 2018)
3.4	Certificate of Amendment to Certificate of Incorporation, filed August 30, 2022 (incorporated by reference to Exhibit 3.4 to the Company's quarterly report on Form 10-Q filed on November 14, 2022)
4.1	Form of Stock Options issued in exchange for reduction in accounts payable. (incorporated by reference to Exhibit 4.12 to the Company's annual report on Form 10-K filed on March 31, 2015)
4.2	2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's annual report on Form S-8 filed on June 22, 2018)
4.3*	2024 Equity Incentive Plan
4.4

Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay (incorporated by reference to Exhibit 10.6 to the Company's annual report on Form 8-K filed on July 7, 2020)

4.5	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay (incorporated by reference to Exhibit 10.7 to the Company's annual report on Form 8-K filed on July 7, 2020)
4.6	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020 (incorporated by reference to Exhibit 10.8 to the Company's annual report on Form 8-K filed on July 7, 2020)
4.7	Warrant issued in BioLargo Unit Offerings (through January 16, 2024) (incorporated by reference to Exhibit 4.22 to the Company's quarterly report on Form 10-Q filed on August 14, 2020)
4.8	Registration Rights Agreement between BioLargo Inc. and Clearthink Capital Partners LLC dated March 20, 2026 (incorporated by reference to Exbhiti 4.1 to the Company's current report on Form 8-K filed on March 25, 2026)
10.1	BioLargo license to Clyra Medical Technologies, Inc., dated March 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 10-K filed on April 1, 2024)
10.2	Clyra Medical Technologies, Inc. license to BioLargo dated March 1, 2024 (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-K filed on April 1, 2024)
10.3	Form of indemnity agreement between the Company at its officers and directors (incorporated by reference to Exhibit 10.23 to the Company's annual report on Form 10-K filed on March 31, 2023)
10.4	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683 (incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 8-K filed on August 24, 2016)
10.5†	Employment Agreement with Dennis P. Calvert dated May 2, 2017. (incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 8-K filed on May 4, 2017)
10.6	Commercial Office Lease Agreement for Oak Ridge Tennessee (incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 8-K filed on September 8, 2017)
10.7†	Employment Agreement with Joseph L. Provenzano dated May 28, 2019 (incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 8-K filed on June 24, 2019)
10.8

Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of Clyra Medical Series A Preferred Stock (incorporated by reference to Exhibit 10.20 to the Company's quarterly report on Form 10-Q filed on May 17, 2023)

10.9

Form of Share Exchange Agreement between BioLargo, Inc., and purchasers of BioLargo Energy Technologies, Inc. common stock (incorporated by reference to Exhibit 10.21 to the Company's quarterly report on Form 10-Q filed on May 17, 2023)

10.10	License Agreement between BioLargo, Inc., and Ikigai Holdings, LLC, dated May 17, 2021 (incorporated by reference to Exhibit 10.17 to the Company's quarterly report on Form 10-Q filed on August 14, 2025)
10.11	First amendment to License Agreement between BioLargo, Inc., and Ikigai Holdings, LLC, dated August 16, 2021 (incorporated by reference to Exhibit 10.18 to the Company's quarterly report on Form 10-Q filed on August 14, 2025)
10.12	Preferred Master Manufacturing Agreement between ONM Environmental, Inc., and Ikigai Holdings, LLC, dated July 9, 2021 (incorporated by reference to Exhibit 10.19 to the Company's quarterly report on Form 10-Q filed on August 14, 2025)
10.13	First amendment to Preferred Master Manufacturing Agreement between ONM Environmental, Inc., and Ikigai Holdings, LLC, dated June 6, 2025 (incorporated by reference to Exhibit 10.20 to the Company's quarterly report on Form 10-Q filed on August 14, 2025)
10.14	Purchase Agreement between BioLargo Inc. and Clearthink Capital Partners LLC dated March 20, 2026 (incorporated by reference to Exbhiti 10.1 to the Company's current report on Form 8-K filed on March 25, 2026)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2026	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: May 15, 2026	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer