Form 10-Q
period 2026-06-30
BIOLARGO, INC.
filed 2026-08-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026.

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

The number of shares of the Registrant’s Common Stock outstanding as of August 12, 2026 was 328,731,362 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	June 30, 2026	December 31,
	(unaudited)	2025
Assets
Current assets:
Cash and cash equivalents	$2,188	$3,883
Accounts receivable, net of allowances	724	615
Inventories	303	310
Prepaid expenses and other current assets	284	306
Total current assets	3,499	5,114

Equipment and leasehold improvements, net	1,768	1,643
Other non-current assets	111	106
Operating lease right-of-use assets, net	927	1,028
Financing lease right-of-use asset, net	282	338
Clyra Medical note receivable	82	82
Total assets	$6,669	$8,311

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$1,247	$1,211
Clyra Medical accounts payable and accrued expenses	1,629	1,592
Clyra Medical debt obligations, net of discount $69 and $139	1,331	1,395
Contract liabilities	46	280
Debt obligations	87	83
Operating lease liabilities	231	210
Finance lease liability	111	103
Deposits	83	189
Total current liabilities	4,765	5,063

Long-term liabilities:
Debt obligations, net of current	165	182
Clyra Medical debt obligations, net of current and discount $347 and $56	3,523	419
Operating lease liabilities, net of current	746	864
Finance lease liability, net of current	200	257
Total long-term liabilities	4,634	1,722
Total liabilities	9,399	6,785

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, no Shares Issued and Outstanding, at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00067 Par Value, 550,000,000 Shares Authorized, 325,231,362 and 317,377,777 Shares Issued, at June 30, 2026 and December 31, 2025	217	213
Additional paid-in capital	164,470	165,316
Accumulated deficit	(166,333)	(161,280)
Accumulated other comprehensive loss	(206)	(207)
Total BioLargo Inc. and subsidiaries stockholders’ (deficit) equity	(1,852)	4,042
Non-controlling interest (Notes 8, 9, 10, 11)	(878)	(2,516)
Total stockholders’ (deficit) equity	(2,730)	1,526
Total liabilities and stockholders’ (deficit) equity	$6,669	$8,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue
Product revenue	$421	$2,006	$999	$4,809
Service revenue	827	771	1,364	1,237
Total revenue	1,248	2,777	2,363	6,046

Cost of revenue
Cost of goods sold	(176)	(907)	(394)	(2,417)
Cost of service	(397)	(449)	(836)	(719)
Total cost of revenue	(573)	(1,356)	(1,230)	(3,136)

Gross profit	675	1,421	1,133	2,910

Selling, general and administrative expenses	3,315	2,688	6,069	5,250
Research and development	1,088	535	1,995	1,324
Total operating expenses	4,403	3,223	8,064	6,574
Operating loss:	(3,728)	(1,802)	(6,931)	(3,664)

Other income (expense):
Interest expense	(285)	(115)	(474)	(208)
Interest income	13	35	85	63
Finance fee	—	—	(85)	—
Grant income	—	—	—	6
Total other expense	(272)	(80)	(474)	(139)
Net loss	(4,000)	(1,882)	(7,405)	(3,803)

Net loss attributable to noncontrolling interest	(1,233)	(690)	(2,352)	(1,456)
Net loss attributable to common shareholders	$(2,767)	$(1,192)	$(5,053)	$(2,347)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.01)	$(0.004)	$(0.02)	$(0.008)
Weighted average number of common shares outstanding:	320,983,589	303,196,989	319,847,450	302,240,928

Comprehensive loss:
Net loss	$(4,000)	$(1,882)	$(7,405)	$(3,803)
Foreign currency translation	3	—	1	(20)
Comprehensive loss	(3,997)	(1,882)	(7,404)	(3,823)
Comprehensive loss attributable to noncontrolling interest	(1,233)	(690)	(2,352)	(1,456)
Comprehensive loss attributable to common stockholders	$(2,764)	$(1,192)	$(5,052)	$(2,367)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	(deficit) equity
Balance, December 31, 2025	317,377,777	$213	$165,316	$(161,280)	$(207)	$(2,516)	$1,526
Sale of common stock for cash, net of offering costs of $15 (unaudited)	1,539,744	1	255	—	—	—	256
Issuance of common stock for services (unaudited)	282,407	—	46	—	—	—	46
Stock option compensation expense (unaudited)	—	—	286	—	—	—	286
Common stock issued as a fee (unaudited)	500,000	—	85	—	—	—	85
Clyra Medical stock option compensation expense (unaudited)	—	—	—	—	—	413	413
Clyra Medical dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
Clyra Medical fair value warrant issued with debt (unaudited)	—	—	—	—	—	232	232
BETI unit offering (unaudited)	—	—	—	—	—	462	462
Noncontrolling interest allocation (unaudited)	—	—	(641)	—	—	641	—
Net loss (unaudited)	—	—	—	(2,286)	—	(1,119)	(3,405)
Foreign currency translation (unaudited)	—	—	—	—	(2)	—	(2)
Balance, March 31, 2026 (unaudited)	319,699,928	$214	$165,347	$(163,566)	$(209)	$(1,973)	$(187)
Sale of common stock for cash (unaudited)	3,250,000	2	389	—	—	—	391
Issuance of common stock for services (unaudited)	2,281,434	1	235	—	—	—	236
Stock option compensation expense (unaudited)	—	—	472	—	—	—	472
Clyra Medical stock option compensation expense (unaudited)	—	—	—	—	—	250	250
Clyra Medical stock issued for services (unaudited)	—	—	—	—	—	17	17
Clyra Medical stock option exercise (unaudited)	—	—	—	—	—	5	5
Clyra Medical dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(87)	(87)
Clyra Medical fair value warrant issued with debt (unaudited)	—	—	—	—	—	121	121
BETI unit offering (unaudited)	—	—	—	—	—	25	25
BETI stock issued for services (unaudited)	—	—	—	—	—	4	4
BCPG stock issued for services (unaudited)	—	—	—	—	—	20	20
Noncontrolling interest allocation (unaudited)	—	—	(1,973)	—	—	1,973	—
Net loss (unaudited)	—	—	—	(2,767)	—	(1,233)	(4,000)
Foreign currency translation (unaudited)	—	—	—	—	3	—	3
Balance, June 30, 2026 (unaudited)	325,231,362	$217	$164,470	$(166,333)	$(206)	$(878)	$(2,730)

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance, December 31, 2024	301,274,243	$202	$158,332	$(149,500)	$(183)	$(2,795)	$6,056
Sale of common stock for cash, net of offering costs of $15 (unaudited)	—	—	(15)	—	—	—	(15)
Issuance of common stock for services (unaudited)	220,330	—	61	—	—	—	61
Stock option compensation expense (unaudited)	—	—	409	—	—	—	409
Stock option exercise (unaudited)	265,800	—	—	—	—	—	—
Clyra Medical stock option compensation expense (unaudited)	—	—	—	—	—	206	206
Clyra Medical stock issued for services (unaudited)	—	—	—	—	—	36	36
Clyra Medical stock unit offering (unaudited)	—	—	—	—	—	295	295
Clyra Medical dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
Clyra Medical fair value warrant issued with debt (unaudited)	—	—	—	—	—	69	69
Noncontrolling interest allocation (unaudited)	—	—	(522)	—	—	522	—
Net loss (unaudited)	—	—	—	(1,155)	—	(766)	(1,921)
Foreign currency translation (unaudited)	—	—	—	—	(20)	—	(20)
Balance, March 31, 2025 (unaudited)	301,760,373	$202	$158,265	$(150,655)	$(203)	$(2,519)	$5,090
Sale of stock for cash, net offering costs of $15 (unaudited)	4,077,285	3	805	—	—	—	808
Issuance of stock for services (unaudited)	915,003	—	212	—	—	—	212
Stock option compensation expense (unaudited)	—	—	292	—	—	—	292
Clyra Medical stock option compensation expense (unaudited)	—	—	—	—	—	200	200
Clyra Medical stock issued for services (unaudited)	—	—	—	—	—	24	24
Clyra Medical dividend Series A Preferred stock (unaudited)	—	—	—	—	—	(86)	(86)
Clyra Medical fair value warrant issued with debt (unaudited)	—	—	—	—	—	93	93
Clyra Medical Unit Warrant offering (unaudited)	—	—	—	—	—	1,309	1,309
Noncontrolling interest allocation (unaudited)	—	—	1,027	—	—	(1,027)	—
Net loss (unaudited)	—	—	—	(1,193)	—	(689)	(1,882)
Balance, June 30, 2025 (unaudited)	306,752,661	$205	$160,601	$(151,848)	$(203)	$(2,695)	$6,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(7,405)	$(3,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	1,421	1,107
Common stock issued for services	323	333
Credit loss expense	13	37
Amortization of debt discount	132	67
Amortization of right-of-use operating lease assets	101	55
Amortization of right-of-use finance lease asset	56	33
Operating lease liabilities	(98)	(50)
Finance lease liability	(49)	(43)
Gain on investment in South Korean joint venture	—	(9)
Depreciation expense	67	78
Changes in assets and liabilities:
Accounts receivable	(122)	(2,368)
Inventories	7	(114)
Prepaid expenses and other assets	17	33
Accounts payable and accrued expenses	39	484
Deposits	(106)	68
Clyra Medical accounts payable and accrued expenses	(135)	144
Contract liabilities	(234)	—
Net cash used in operating activities	(5,973)	(3,948)
Cash flows from investing activities
Equipment purchases	(192)	—
Proceeds from note receivable	—	192
Net cash (used in) provided by investing activities	(192)	192
Cash flows from financing activities
Proceeds from sale of common stock, net of offering costs	647	793
Proceeds from note payable	—	50
Common stock issued for financing fee	85	—
Repayment of debt obligations	(16)	(9)
Proceeds from BETI unit offering	487	—
Proceeds from Clyra Medical debt obligations	3,395	1,261
Repayment of Clyra Medical line of credit	(134)	—
Proceeds from Clyra Medical stock option exercise	5	—
Proceeds from Clyra Medical unit warrant offering	—	1,309
Proceeds from sales of Clyra Medical common stock	—	295
Net cash provided by financing activities	4,469	3,699
Net effect of foreign currency translation	1	(20)
Net change in cash	(1,695)	(77)
Cash and cash equivalents at beginning of period	3,883	3,548
Cash and cash equivalents at end of period	$2,188	$3,471
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$342	$37
Income taxes	$—	$—
Short-term lease payments not included in lease liabilities	$17	$12
Non-cash investing and financing activities
Conversion of accounts receivable to a note receivable	$—	$3,764
Allocation of noncontrolling interest	$(2,614)	$504
Fair value of Clyra Medical warrants issued as debt discount	$353	$162
Clyra Medical dividend Series A Preferred stock	$173	$172

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

Organization

We are a Delaware corporation formed in 1991, and have five wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc., organized under the laws of the State of California in 2009; BioLargo Equipment Solutions & Technologies, Inc., organized under the laws of the State of California in 2022; BioLargo Canada, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 48% (see Note 8) of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012 and redomiciled to Delaware in 2023; 70% (see Note 9) of BioLargo Engineering Science and Technologies, LLC (“BLEST"), organized under the laws of the State of Tennessee in 2017; and 94% (see Note 10) of BioLargo Energy Technologies, Inc. ("BETI") organized under the laws of the State of California in 2019; and 78% (See Note 11) of BioLargo Consumer Products Group, LLC ("BCPG") organized under the laws of the State of California in 2026. We consolidate the financial statements of our partially owned subsidiaries.

Liquidity / Going Concern

For the six months ended June 30, 2026, we generated revenues of $2,363,000, had a net loss of $7,405,000, used $5,973,000 net cash in operating activities, and received $4,469,000 net cash from financing activities. As of  June 30, 2026, we had current assets of $3,499,000, including $2,188,000 cash and cash equivalents. As of June 30, 2026, we had current liabilities of $4,765,000, and working capital deficit of $1,266,000. We do not believe gross profits in the year ending December 31, 2026, will be sufficient to fund our operational costs for the reminder of the year, and therefore expect we will continue need further investment capital to fund our business plans and investments in our technologies. The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to increase revenues, generate cash from operations, and/or generate cash from financing activities. If we are unable to raise additional cash through gross profits or financing activities, management may choose to curtail portions of our operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

P

rinciples of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and partially owned subsidiaries BETI, BLEST, BCPG and Clyra Medical. All intercompany accounts and transactions have been eliminated.

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended  December 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on March 4, 2026. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year or any future period.

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

As of June 30, 2026, and December 31, 2025, our cash balances were made up of the following (in thousands):

	June 30, 2026	December 31, 2025
BioLargo, Inc. and subsidiaries	$1,725	$2,826
Clyra Medical Technologies, Inc.	463	1,057
Total	$2,188	$3,883

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Receivable

Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for expected credit losses. A credit loss expense is recorded based on factors including the length of time the receivables are past due, the current business environment, and the Company’s historical experience. Credit loss expense is recorded to general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company writes off accounts receivable when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers.  As of June 30, 2026, and December 31, 2025, the allowance for expected credit losses were $713,000 and $700,000, respectively.

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

On  June 6, 2025, ONM Environmental entered into an amendment to the  June 2021 Preferred Master Manufacturing Agreement with Ikigai Holdings, LLC and Pooph Inc. to allow Pooph Inc. to pay past due amounts of $1,378,141 in royalties and $2,385,468 on product invoices through a weekly payment plan bearing 10% interest and maturing   July 3, 2026 (the “PMMA Amendment”). This amount was recognized on our consolidated balance sheet at  June 30, 2025, as a note receivable. The PMMA Amendment also modified payment and invoicing terms on existing and future product purchase orders, and allowed ONM Environmental to withhold product if the payment terms were not met. On  August 5, 2025, Pooph Inc. delivered a royalty report due for the second quarter of 2025, but did not pay the $463,520 in royalties due. On   August 15, 2025, it failed to make the weekly payment required pursuant to the PMMA Amendment, and has not made a payment since. On  September 19, 2025, Pooph Inc. disclosed that it had been working independently on developing a new formula for Pooph-branded products to replace BioLargo's formula, and that it was terminating the Preferred Master Manufacturing Agreement, citing ONM's refusal to deliver products. On  September 24, 2025, BioLargo and ONM delivered notice to Pooph that its license grant was immediately revoked due to Pooph’s failure to pay royalties, and that it was terminating the License Agreement in its entirety with 150 days’ notice. The notice further advised that Pooph is not allowed to market or sell products that incorporate, use, or are based on, in whole or in part, BioLargo’s patents and proprietary information, including but not limited to know-how, disclosed to Pooph, and that absent reinstatement of the grant of license, Pooph must immediately stop marketing and selling any such products in its possession, custody or control (or sold through market portals or platforms such as Amazon). On  November 11, 2025, BioLargo Inc. and ONM Environmental filed a lawsuit against Pooph Inc. and Ikigai Marketing Works LLC (successor entity to Ikigai Holdings LLC) in the United States District Court for the Central District of California in part to recover the amounts due for product purchases and royalties. (See Note 13, "Legal Proceedings".)

 There were no write-offs of accounts receivable or note receivable during the three or six months ended June 30, 2026, and 2025.

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the three and six months ended June 30, 2026 and 2025, the following customers accounted for more than 10% of consolidated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	15%	—%	18%	—%
Customer B	13%	—%	13%	—%
Customer C	13%	—%	15%	—%
Customer D	—%	57%	—%	69%

At June 30, 2026 and  December 31, 2025, the following customers accounted for more than 10% of consolidated accounts receivable:

	June 30, 2026	December 31, 2025
Customer A	26%	—%
Customer B	15%	—%
Customer E	11%	—%

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. There was no allowance for obsolete inventory as of  June 30, 2026, and December 31, 2025.  Inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw material	$103	$125
Finished goods	200	185
Total	$303	$310

Other Non-Current Assets

Other non-current assets consisted of (i) security deposits related to our business offices, (ii) three patents acquired on  October 22, 2021, for $34,000, and (iii) interest receivable.

	June 30, 2026	December 31, 2025
Patents	$34	$34
Security deposits	72	72
Interest receivable	5	—
Total	$111	$106

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

Loss Per Share

We report basic and diluted loss per share (“LPS”) for common and common share equivalents. Basic LPS is computed by dividing reported losses by the weighted average shares outstanding. Diluted LPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and six months ended June 30, 2026 and 2025, the denominator in the diluted LPS computation is the same as the denominator for basic LPS due to the Company’s net loss which creates an anti-dilutive effect of the warrants and stock options.  As of  June 30, 2026 the vested stock options available to be exercised totaled 71,947,417 and the vested warrants available to be exercised totaled 27,529,783.

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

The following methodology and assumptions were used to calculate share-based compensation for the six months ended June 30, 2026 and 2025:

	2026		2025
	Non Plan	2024 Plan	Non Plan	2024 Plan
Risk free interest rate	—	4.30 - 4.47%	4.23%	4.23 - 4.58%
Expected volatility	—	84%	91%	90 - 91%
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Life in years	—	10	10	10

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has outstanding contract liability obligations of $46,000 and $280,000 as of June 30, 2026, and December 31, 2025, respectively.  There was $234,000 of revenue recognized in the six months ended June 30, 2026, from the change in contract liability obligations.  The outstanding balance will be recognized per the terms of the contracts.  Our Canadian subsidiary had a grant deposit outstanding at  December 31, 2025, totaling and $80,000, respectfully. These funds were awarded as part of a grant for a particular project that has been delayed. During the six months ended June 30, 2026, $80,000 of deposits were used per the grant terms and recorded against research and development expense.  BETI held an investor deposit at  June 30, 2026, and December 31, 2025, totaling $5,000 related to an incomplete investor commitment not yet fulfilled.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. Management believes there are no unrecognized tax benefits or uncertain tax positions as of June 30, 2026 and December 31, 2025.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of June 30, 2026 and December 31, 2025. Accordingly, a 100% valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments as of June 30, 2026 and December 31, 2025 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt obligations. The carrying amount of debt instruments are believed to approximate fair value as the stated interest rates are reflective of the prevailing market rates.

Leases

At inception of a lease contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. We have one lease classified as a finance lease. For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, management estimates the incremental borrowing rate, which currently is estimated to be 18%. Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Lease components are included in the measurement of the initial lease liability. Additional payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability. Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.  As of  June 30, 2026 and December 31, 2025, the operating right-of-use assets totaled $927,000, and $1,028,000, respectively.  As of  June 30, 2026 and December 31, 2025, the operating lease liability totaled $977,000 and $1,074,000, respectively, on our condensed consolidated balance sheets related to our operating leases. The finance lease is related to Clyra.  As of  June 30, 2026 and December 31, 2025, the finance right-of-use asset for Clyra totaled $282,000 and $338,000 and the finance lease liability totaled $311,000 and $360,000, respectively, on our condensed consolidated balance sheets.

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

	June 30, 2026	December 31, 2025
Equipment	$1,916	$1,724
Leasehold improvements	526	526
Total, at cost	2,442	2,250
Less: accumulated depreciation	(674)	(607)
Total equipment and leasehold improvements, net	$1,768	$1,643

Noncontrolling Interest

A noncontrolling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Noncontrolling interests are required to be presented as a separate component of equity on a condensed consolidated balance sheets. Accordingly, the presentation of net loss is modified to present the loss attributed to controlling and non-controlling interests. The noncontrolling interest on the Company’s condensed consolidated balance sheets represents equity not held by the Company. In accordance with ASC 810-10-20, “Noncontrolling Interests” BioLargo consolidates four non-wholly owned subsidiaries - Clyra, BLEST and BETI. Noncontrolling interest of Clyra represents 52% as of June 30, 2026, and December 31, 2025.  Noncontrolling interest of BLEST represents 30% as of June 30, 2026, and  December 31, 2025.  Noncontrolling interest of BETI represents 6% and 5% as of June 30, 2026, and  December 31, 2025.  Noncontrolling interest of BCPG represents 22% as of June 30, 2026.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Sale of Stock for Cash

Lincoln Park Financing

During the three months ended March 31, 2026, we sold 984,188 shares of our common stock to Lincoln Park Capital Fund, LLC pursuant to a stock purchase agreement dated December 13, 2022, which has now expired, and received $171,000 in gross and net proceeds. No sales of common stock were made during the three months ended June 30, 2026. During the three months ended  June 30, 2025 we sold 4,077,285 shares of our common stock to Lincoln Park and received $823,000 in gross and net proceeds. No sales of common stock were made during the three months ended March 31, 2025.

Clearthink Financing

On March 20, 2026, we entered into a purchase agreement (the “Purchase Agreement”) with Clearthink Capital Partners, LLC (“Clearthink”), pursuant to which Clearthink committed to purchase up to $10.0 million of the Company’s common stock. Under the Purchase Agreement, we have the right, but not the obligation, to sell to Clearthink, and Clearthink is obligated to purchase up to $10.0 million of our common stock. Sales of common stock are subject to certain limitations set forth in the Purchase Agreement, and may occur from time to time, at our sole discretion, over the 36-month period commencing on the date that the conditions to Clearthink’s purchase obligation set forth in the Purchase Agreement are satisfied, including that a registration statement covering the resale by Clearthink of shares of Common Stock that may be issued to Clearthink under the Purchase Agreement, which we filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2026, and which was declared effective by the SEC on April 15, 2026 (the date on which all of such conditions are satisfied, the “Commencement Date”). From and after the Commencement Date and until May 1, 2029 unless we are in default of the Purchase Agreement, on any trading day we select, we may, by written notice delivered to Clearthink, direct Clearthink to purchase up to the lesser of (i) $500,000 of our common stock, and (ii) 300% of the daily average shares traded value for the eight trading days prior to the date of the purchase notice, with a minimum of no less than $25,000. At least five business days must elapse between each purchase notice unless the parties mutually agree otherwise. The purchase price per share of Common Stock sold in each such purchase, if any, will be based on prevailing market prices of the common stock immediately preceding the time of sale as computed under the Purchase Agreement, equal to the average of the two lowest daily closing prices of our common stock during the eight trading days preceding the purchase notice. Actual sales of shares of common stock to Clearthink will depend on a variety of factors we will take into consideration from time to time, including, among others, market conditions, the trading price of our common stock and determinations as to the appropriate sources of funding for the Company and its operations. The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which we sell shares of Common Stock to Clearthink. We expect that any proceeds we receive from such sales to Clearthink will be used for working capital and general corporate purposes.  Pursuant to the terms of the Purchase Agreement, we issued Clearthink 500,000 shares of our common stock as payment of the "commitment fee" and we recorded the $85,000 fair value of the shares at $0.17 per share as a financing fee.

From the April 15, 2026 commencement date through June 30, 2026, we sold 3,250,000 shares of our common stock to Clearthink and received $391,000 in gross and net proceeds.

Unit Offering

During the three months ended March 31, 2026, we sold 555,556 shares of our common stock and received $100,000 gross and net proceeds from one accredited investor.  No sales of common stock were made during the three months ended June 30, 2026. In addition to the shares, we issued the investor a six-month and a five-year warrant to purchase additional shares. (See Note 6, “Warrants Issued in Unit Offering”.) We did not sell shares of our common stock in Unit Offerings during the six months ended  June 30, 2025.

In the three and six months ended June 30, 2026, we recorded a $15,000 financing fee.  In the three and six months ended June 30, 2025, we recorded a financing fee of $15,000 and $30,000, respectively.

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of June 30, 2026 and December 31, 2025 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 8, “Debt Obligations of Clyra Medical”).

	June 30, 2026	December 31, 2025
Current portion of debt:
SBA Paycheck Protection Program loan	$47	$43
Vehicle loan, current portion	13	13
Term loan, current portion	17	17
SBA EIDL Loan, matures July 2053, current portion	10	10
Total current portion of debt	$87	$83

Long-term debt:
Vehicle loan, matures March 2029	$22	$29
Term loan, matures April 2028	14	22
SBA EIDL Loan, matures July 2053	129	131
Total long-term debt, net of current	$165	$182

Total	$252	$265

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Expense

For the three and six months ended June 30, 2026, we recognized $285,000 and $474,000, respectively, of interest expense from our debt obligations, inclusive of Clyra Medical debt obligations (see Note 8). For the three and six months ended June 30, 2025, we recognized $115,000 and $208,000, respectively, of interest expense from our debt obligations, inclusive of Clyra Medical debt obligations.

Vehicle loan

On February 7, 2023, we entered a loan agreement with Bank of America for the purchase of a commercial vehicle used in operations totaling $80,000, at 5.29% annual interest which matures March 7, 2029. The loan agreement requires monthly payments of $1,000.  As of June 30, 2026, and December 31, 2025, the balance of this loan totaled $35,000 and $42,000, respectively.

Term Loan

On  April 5, 2025, we entered a term loan agreement with American Express for working capital in the principal amount of $50,000, at 7.98% annual interest, which matures April 10, 2028, and requires monthly payments of $2,000. As of June 30, 2026, and December 31, 2025, the balance of this loan totaled $31,000 and $39,000, respectively.

SBA Program Loans

On June 3, 2020, ONM Environmental received a $217,000 CARES Act Paycheck Protection Program loan from the U.S. Small Business Administratio ("SBA"). On  February 7, 2022, it received notice that the SBA had forgiven $174,000 of the loan. As of June 30, 2026, and December 31, 2025, the outstanding balance on this loan, which is past its maturity date, totaled $47,000 and $43,000, respectively.

In July 2020, ONM Environmental received an Economic Injury Disaster Loan (EIDL) from the SBA in the amount of $150,000. The note has a 3.75% annual interest rate, requires monthly payments of $700, and matures July 2053. As of June 30, 2026, and December 31, 2025, the balance of this loan totaled $139,000 and $141,000, respectively.

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for Services

Payment of Officer Salaries

On  June 30, 2026, we issued 1,143,753 shares of our common stock at $0.11 per share in lieu of $130,000 of accrued and unpaid obligations to two officers. On  March 31, 2026, we issued 69,444 shares of our common stock at $0.16 per share in lieu of $11,000 of accrued and unpaid obligations to an officer.

On  June 30, 2025, we issued 350,751 shares of our common stock at $0.21 per share in lieu of $70,000 of accrued and unpaid obligations to two officers.  On  March 31, 2025, we issued 11,250 shares of our common stock at $0.28 per share in lieu of $3,000 of accrued and unpaid obligations to an officer.

Payment of Consultant and Vendor Fees

On  June 30, 2026, we issued 1,137,681 shares of our common stock at $0.11 per share in lieu of $106,000 of accrued and unpaid obligations to consultants and vendors.  On  March 31, 2026, we issued 212,963 shares of our common at $0.16 per share in lieu of $35,000 of accrued and unpaid obligations to consultants and vendors.

On  June 30, 2025, we issued 564,252 shares of our common stock at $0.21 per share in lieu of $143,000 of accrued and unpaid obligations to consultants and vendors.  On  March 31, 2025, we issued 209,080 shares of our common stock at $0.28 per share in lieu of $58,000 of accrued and unpaid obligations to consultants and vendors.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Expense

During the three and six months ended June 30, 2026, we recognized an aggregate $722,000 and $1,421,000, respectively, and during the three and six months ended June 30, 2025, we recognized an aggregate $492,000 and $1,107,000, respectively, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2024 Equity Incentive Plan, and outside of the plan. Included in these totals is option expense related to issuances by our subsidiary, Clyra Medical, totaling $250,000 and $663,000 during the three and six months ended June 30, 2026, and $200,000  and $406,000 during the three and six months ended June 30, 2025. (See Note 8.)

2024 Equity Incentive Plan

On June 13, 2024, our stockholders adopted the BioLargo 2024 Equity Incentive Plan (“2024 Plan”) as a means of providing our directors, key employees, and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 13, 2034. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The number of shares available to be issued under the 2024 Plan increases automatically on January 1 of each year by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of June 30, 2026, 44,000,000 shares are authorized under the plan, and 20,513,196 remain available for grant.

Activity for our stock options under the 2024 Plan during the six months ended June 30, 2026, and 2025, is as follows:

	Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2024	5,493,920	$0.23
Granted	3,790,347	$0.24
Balance, June 30, 2025	9,284,267	$0.24
Unvested	(2,770,232)	$0.23
Vested Balance, June 30, 2025	6,514,035	$0.24

Balance, December 31, 2025	16,793,014	$0.21
Granted	6,781,011	$0.13
Forfeited	(87,221)	$0.19
Balance, June 30, 2026	23,486,804	$0.19	9.0	$—
Unvested	(5,299,487)	$0.18
Vested balance, June 30, 2026	18,187,317	$0.19	8.9	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.11 at June 30, 2026.

The options granted to purchase 6,781,011 shares during the six months ended June 30, 2026 with an aggregate fair value of $744,000 were issued to board of directors, employees and consultants: (i) we issued options to purchase 1,067,569 shares of our common stock to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $120,000; (ii) we issued options to purchase 1,872,888 shares of our common stock to employees as part of employee retention plans; the fair value of employee retention plan options totaled $214,000 and vest over time or based on performance metrics; (iii) we issued options to purchase 3,540,554 shares of our common stock to consultants in lieu of cash for expiring options and for services performed; the fair value of these options totaled $364,000 and (iv) we issued options to purchase 300,000 shares of our common stock to our Chief Financial Officer with a fair value of $46,000 for expiring options.

As of June 30, 2026, there remains $827,000 of stock option expense to be expensed over the next four years.

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

Activity for our stock options under the 2018 Plan during the six months ended June 30, 2026, and 2025, is as follows:

	Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2024	42,171,386	$0.19
Exercised	(566,951)	$0.16
Balance, June 30, 2025	41,604,435	$0.19
Unvested	(2,281,725)	$0.23
Vested Balance, June 30, 2025	39,322,710	$0.19

Balance, December 31, 2025	41,604,435	$0.19
Exercised	—	$—
Balance, June 30, 2026	41,604,435	$0.19	5.3	$—
Unvested	(1,369,387)	$0.23
Vested balance, June 30, 2026	40,235,048	$0.19	5.3	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.11 at June 30, 2026

During the six months ended June 30, 2025, an option holder elected to exercise 566,951 options using the cashless exercise option in exchange for 265,800 shares of our common stock.

As of June 30, 2026, there remains $225,000 of stock option expense to be expensed over the next two years.

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

Activity for our stock options under the 2007 Plan for the six months ended June 30, 2026 and 2025 is as follows:

	Options Outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2024	1,157,500	$0.53
Expired	(477,500)	$0.42
Balance, June 30, 2025	680,000	$0.61

Balance, December 31, 2025	380,000	$0.63
Expired	(40,000)	$0.45
Balance, June 30, 2026	340,000	$0.65	0.6	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.11 at June 30, 2026.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Plan Options

Activity of our non-plan stock options issued for the six months ended June 30, 2026 and 2025 is as follows:

	Non-plan Options outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic Value(1)
Balance, December 31, 2024	15,687,642	$0.40
Granted	32,143	$0.28
Expired	(1,363,818)	$0.35
Balance, June 30, 2025	14,355,967	$0.39
Unvested	(218,750)	$0.44
Vested Balance, June 30, 2025	14,137,217	$0.40

Balance, December 31, 2025	14,039,129	$0.39
Expired	(666,577)	$0.42
Balance, June 30, 2026	13,372,552	$0.38	1.4	$-
Unvested	(187,500)	$0.18
Vested balance, June 30, 2026	13,185,052	$0.39	1.3	$-

(1) – Aggregate intrinsic value based on closing common stock price of $0.11 at June 30, 2026.

There were no non-plan options issued during the six months ended June 30, 2026. During the six months ended  June 30, 2025, we issued options to purchase an aggregate 32,143 shares of our common stock at $0.28 per share to vendors for fees for services.  The fair value of the options issued totaled an aggregate $8,000 and is recorded in our selling, general and administrative expense. As of June 30, 2026, there remains $29,000 of stock option expense to be expensed over the next two years.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, for the six months ended June 30, 2026 and 2025 is as follows:

	Warrants outstanding	Weighted average price per share	Weighted average remaining life	Aggregate intrinsic value(1)
Balance, December 31, 2024	31,615,616	$0.29
Expired	(1,888,170)	$0.21
Vested Balance, June 30, 2025	29,727,446	$0.29

Balance, December 31, 2025	31,244,078	$0.29
Issued	1,198,832	$0.24
Expired	(4,913,127)	$0.23
Vested Balance, June 30, 2026	27,529,783	$0.29	1.4	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.11 at June 30, 2026.

Warrants issued in Unit Offerings

During the six months ended June 30, 2026, we issued six-month stock purchase warrants to purchase an aggregate 599,416 shares of our common stock at $0.22 per share, and five-year stock purchase warrants to purchase an aggregate 599,416 shares of our common stock at $0.27 per share, in conjunction with the sale of stock to investors in our Unit Offerings (see Note 3). The relative fair value of the warrant component of the units sold to investors totaled $58,000. The Black-Scholes model was used to calculate relative fair value, further discounted by the beneficial conversion feature and the value of the common stock component.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Accounts Payable and Accrued Expenses

As of June 30, 2026, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	BioLargo Canada	BETI	BEST	Intercompany amounts	Totals
Accounts payable	$468	$270	$5	$134	$—	$—	$(3)	$874
Accrued payroll	50	73	250	-	—	-	—	373
Total								$1,247

As of December 31, 2025, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	BioLargo Canada	BETI	BEST	Intercompany amounts	Totals
Accounts payable	$588	$305	$—	$100	43	$—	$(24)	$1,012
Accrued payroll	10	85	73	22	—	9	—	199
Total								$1,211

See Note 8, “Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

Note 8. Noncontrolling Interest – Clyra Medical

As discussed in Note 2 above, we consolidate the operations of our partially owned subsidiary Clyra Medical.

Debt Obligations of Clyra Medical

Secured Promissory Notes

During the year ended  December 31, 2024, Clyra issued promissory notes in the aggregate amount of $1,064,000, the funds of which were used to purchase and secured by equipment for at-scale production of its wound irrigation solution products. Of this total, $200,000 was issued to BioLargo and this eliminates during consolidation of intercompany transactions. The notes bear interest at the rate of 15% per annum, mature in two years, and require interest-only payments until maturity.  During 2025, Clyra issued secured promissory notes in the aggregate amount of $436,000, the funds of which were used to purchase equipment for at-scale manufacture of its products. The notes bear interest at the rate of 15% per annum, mature on  October 31, 2026, require interest-only payments until maturity, and  may be pre-paid at any time. Each investor received a warrant to purchase the number of Clyra common shares equal to the face amount of the note divided by six, at an exercise price of $6.00 per share, expiring  October 31, 2029.  Warrant to purchase 72,667 shares of Clyra common stock were issued. The fair value of the warrants totaled $99,000 and is recorded as a debt discount, which is amortized as interest expense over the term of the secured promissory note.  As of  June 30, 2026, and December 31, 2025, the outstanding balance totaled $1,500,000, of which $200,000 is owed to BioLargo Inc. and eliminated in consolidation.

Guaranteed Note Offering

During the six months ended June 30, 2026, Clyra issued promissory notes in the aggregate amount of $3,395,000. The notes bear interest at the rate of 15% per annum, mature  February 28, 2029, and are guaranteed by BioLargo Inc. Each investor received a warrant to purchase an aggregate of number of Clyra common shares equal to the face amount of the note divided by 7.5, divided by two, at an exercise price of $7.50 per share, expiring February 28, 2031. Warrants to purchase an aggregate 226,344 shares of Clyra common stock were issued. The fair value of these warrants issued totaled $353,000 and is recorded as a debt discount and will be amortized to interest expense over the term of the guaranteed note offering.

During 2025, Clyra issued promissory notes in the aggregate amount of $575,000. The notes bear interest at the rate of 15% per annum, matures  July 15, 2027, and is guaranteed by BioLargo Inc.  Each investor received a warrant to purchase an aggregate of number of Clyra common shares equal to the face amount of the note divided by six, at an exercise price of $6.50 per share, expiring  July 15, 2028. Warrants to purchase an aggregate 88,462 shares of Clyra common stock were issued. The fair value of these warrants issued totaled $80,000 and is recorded as a debt discount and will be amortized to interest expense over the term of the guaranteed promissory notes.

 As of June 30, 2026 and December 31, 2025, the outstanding balance on these promissory notes totaled $3,970,000 and $575,000, respectively.

The Black-Scholes model is used to calculate the initial fair value of the warrants issued as part of the Clyra Medical debt obligations, we used a stock price on the date of grant of $6.00 per share, volatility ranging between 35 - 52%. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

Line of Credit

On June 30, 2020, Clyra Medical entered into a Revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC ("Vernal") committed to provide a $1,000,000 inventory line of credit. Since inception, Clyra Medical received $260,000 in draws. As of  December 31, 2025 the balance outstanding on this line of credit totaled $134,000.  During the three months ended June 30, 2026, this line of credit was paid in full.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Equity Transactions

As of June 30, 2026, and December 31, 2025, Clyra had 11,378,545 shares issued and outstanding, of which 746,418 and 330,000 were Series A and Series B Preferred shares, respectively.  As of June 30, 2026, and December 31, 2025, of the total outstanding Clyra shares, BioLargo owned 5,305,156, common shares and 165,765 Series A Preferred shares.

Sales of Series A Preferred Stock

In an offering that closed in October 2023, Clyra sold 746,418 shares of its Series A Preferred Stock, and in exchange received $1,800,000 in gross and net proceeds. Purchasers of the Series A Preferred Stock also received a 3-year warrant to purchase the same number of additional shares of common stock for $3.72 per share. The fair value of the warrants issued totaled $524,000. Shares of Series A Preferred Stock earn a dividend of 15% each year, compounding annually; the company is under no obligation to pay such dividends in cash, and such dividends automatically convert to common stock upon conversion of the Series A Preferred Stock to common stock. Each share of Series A Preferred Stock can be converted by the holder at any time for one share of common stock and automatically convert upon the completion of a public offering of shares in which at least $5,000,000 of gross proceeds is received by the company. Accrued dividends  may be converted to common stock at a conversion rate of $3.10 per share.  As of June 30, 2026 and December 31, 2025, the Series A Preferred Stock accrued and unpaid dividend totaled $1,109,000 and $937,000, respectively. Each investor also entered into an agreement with BioLargo whereby the investor  may exchange some or all of its Series A Preferred Stock into shares of BioLargo common stock during the period beginning  January 1, 2025, and ended on  June 30, 2026. As of June 30, 2026, no investors have elected to convert.

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

Sales of Common Stock

There were no sales of common stock by Clyra during the six months ended June 30, 2026.

During the six months ended  June 30, 2025, Clyra sold 49,167 shares of its common stock, and issued 24,584 warrants to purchase shares of its common stock at $7.50 per share, expiring  February 28, 2027, from five accredited investors. In exchange, it received $295,000 in gross proceeds.  The relative fair value of these warrants totaled $38,000.

Common Stock issued for services

During the three months ended  June 30, 2026 , Clyra issued 2,685 shares of common stock to a vendor for services performed in lieu of cash totaling $17,000. There were no shares issued for services during the three months ended March 31, 2026.

During the six months ended  June 30, 2025, Clyra issued 9,698 shares of its common stock to vendors for services performed in lieu of cash totaling $60,000, and issued a warrant to purchase 7,849 shares of its common stock at $6.00 per share, expiring 5 years from the grant date. The relative fair value of these warrants totaled $6,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Clyra Stock Options

	Clyra Options Outstanding	Weighted average price per share	Weighted average remaining life
Balance, December 31, 2024	1,976,863	$1.00
Granted	50,664	$4.50
Balance, June 30, 2025	2,027,527	$1.09
Unvested	(200,000)	$0.01
Vested Balance, June 30, 2025	1,827,527	$1.21

Balance, December 31, 2025	3,013,692	$2.01
Granted	232,143	$4.46
Exercised	(500,000)	$0.01
Balance, June 30, 2026	2,745,835	$2.58	7.6
Unvested	(719,791)	$4.19
Vested Balance, June 30, 2026	2,026,044	$2.01	7.0

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis.  The fair value of the options issued totaled $449,000 in the six months ended June 30, 2026, and $92,000 in the six months ended June 30, 2025. The Black-Scholes model is used to calculate the initial fair value, during the six months ended June 30, 2026 and 2025, we used a stock price on the date of grant of $4.50 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

As of June 30, 2026, there remains $1,278,000 of stock option expense to be expensed over the next two years.

	June 30, 2026	June 30, 2025
Risk free interest rate	4.20 - 4.36%	4.36 - 4.45%
Expected volatility	35 - 39%	35 - 43%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	10	10

Clyra Warrants

	Clyra Warrants Outstanding	Weighted average price per share	Weighted average remaining life
Balance, December 31, 2024	1,183,182	$4.84
Granted	470,002	$6.94
Expired	(224,944)	$7.24
Vested Balance, June 30, 2025	1,428,240	$4.87

Balance, December 31, 2025	1,702,496	$5.39
Granted	226,344	$7.50
Expired	(358,810)	$3.72
Vested Balance, June 30, 2026	1,570,030	$6.13	1.8

Accounts Payable and Accrued Expenses

At June 30, 2026, and December 31, 2025, Clyra had the following accounts payable and accrued expenses (in thousands):

Category	2026	2025
Accounts payable	$489	$634
Accrued dividend	1,109	937
Accrued payroll	31	21
Total	$1,629	$1,592

Sale and leaseback of equipment

On  December 4, 2024, Clyra entered into an agreement whereby it sold and leased back certain equipment to be used in the manufacturing of its wound irrigation solution. Clyra received $350,000 cash and a secured promissory note in the principal amount of $82,000 which bears interest at 15%, requires interest be paid monthly, and the principal balance due on  December 4, 2028. The obligations of the note are secured by the equipment pursuant to a security agreement. At the end of the lease term, Clyra has the option to purchase the equipment for $82,000. Concurrently, Clyra leased the equipment for a 49-month term.  The remaining lease payments total $375,000.

Year ending
December 31, 2026	$75
December 31, 2027	150
December 31, 2028	150
Total minimum lease payments	$375
Less imputed interest	(64)
Total finance lease liabilities	$311

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. BioLargo Engineering, Science and Technologies, LLC

In  September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into an office lease in the Knoxville, Tennessee area, and entered into employment agreements with six scientists and engineers. BLEST was capitalized with two classes of membership units: Class A, 100% owned by BioLargo, and Class B, held by management of BLEST, and which initially had no “profit interest,” as that term is defined in Tennessee law. Class B members were also granted options to purchase up to an aggregate 1,750,000 shares of BioLargo common stock. The profit interest and option shares are subject to a five-year vesting schedule tied to the performance of the subsidiary. As of June 30, 2026 and December 31, 2025, Class B members have earned a 30% profit interest.

Note 10. BioLargo Energy Technologies, Inc.

BioLargo Energy Technologies, Inc. (“BETI”) was formed for the purpose of commercializing a proprietary liquid sodium battery technology. BioLargo purchased 9,000,000 shares of its common stock upon its formation and was initially its sole stockholder.

During the three months ended June 30, 2026, BETI sold 6,757 shares of its common stock at $3.70 per share to one accredited investors and received $25,000 in gross and net proceeds. During the six months ended June 30, 2026, BETI sold 131,624 shares of its common stock at $3.70 per share to seven accredited investors and received $487,000 in gross and net proceeds. No shares of common stock of BETI were sold during the three and six months ended  June 30, 2025.

As of June 30, 2026, BETI had 9,738,469 issued and outstanding shares, of which BioLargo holds 9,095,000.  During the three months ended June 30, 2026, Biolargo exchanged intercompany payables totaling $525,000 for 141,892 shares of BETI common stock.

Note 11. BioLargo Consumer Product Group, LLC.

BioLargo CPG LLC (“BCPG”) was formed to commercialize household consumer products based on BioLargo's technologies. Company members include management and key service providers. As of June 30, 2026, BioLargo owns 78%.

During the six months ended June 30, 2026, BCPG issued 4,092 membership shares at $5.00 per share to a vendor in lieu of accrued and unpaid services totaling $20,462.

Note 12. Business Segment Information

BioLargo has seven operating business segments, plus its corporate entity which is responsible for general corporate operations, including administrative functions, finance, human resources, marketing, legal, etc. The operational business segments are:

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
6.	BioLargo Equipment Solutions & Technologies, Inc. (“BEST”) – which manages the sales and distribution of our water treatment products and related services; and
7.	BioLargo CPG LLC ("BCPG") - founded in 2026 to commercialize household consumer products based on our technologies.

Other than ONM Environmental, none of our operating business units have operated at a profit, and therefore have required additional cash to meet its monthly expenses, funded through sales of debt or equity, research grants, and tax credits. BETI and Clyra Medical have also been funded by third party investors who invest directly in exchange for equity ownership in that entity.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The segment information for the three and six months ended June 30, 2026, and 2025, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
ONM Environmental	$471	$2,006	$895	$4,809
BioLargo corporate	9	—	9	—
BLEST	1,090	940	1,888	1,630
Clyra Medical	—	—	154	—
BioLargo Canada	70	—	126	8
Intersegment revenue	(392)	(169)	(709)	(401)
Total	$1,248	$2,777	$2,363	$6,046

Stock option expense
BioLargo corporate	$472	$292	$758	$701
Clyra Medical	250	200	663	406
Total	$722	$492	$1,421	$1,107

Depreciation expense
BioLargo corporate	$(10)	$(10)	$(19)	$(19)
ONM Environmental	(9)	(10)	(23)	(23)
BLEST	(8)	(11)	(17)	(28)
Clyra Medical	(2)	(3)	(4)	(4)
BETI	(2)	(2)	(4)	(4)
Total	$(31)	$(36)	$(67)	$(78)

Research and development expense
BioLargo corporate	$(323)	$(219)	$(584)	$(466)
BLEST	(255)	(82)	(463)	(326)
BETI	(156)	(54)	(298)	(113)
BioLargo Canada	(87)	(120)	(179)	(256)
Clyra Medical	(610)	(229)	(1,131)	(564)
BCPG	(40)	—	(40)	—
Intersegment R&D	383	169	700	401
Total	$(1,088)	$(535)	$(1,995)	$(1,324)

Operating income (loss)
BioLargo corporate	$(889)	$(1,045)	$(1,338)	$(1,858)
ONM Environmental	(110)	823	(204)	1,780
BLEST	(45)	16	(426)	(364)
BETI	(339)	(122)	(694)	(217)
BEST	(75)	(67)	(165)	(125)
BioLargo Canada	(105)	(144)	(218)	(300)
BCPG	(60)	—	(60)	—
Clyra Medical	(2,105)	(1,263)	(3,826)	(2,580)
Total	$(3,728)	(1,802)	$(6,931)	$(3,664)

Interest income (expense)
BioLargo corporate	$1	$3	$64	$6
ONM Environmental	(3)	33	(3)	47
Clyra Medical	(270)	(116)	(450)	(198)
Total	$(272)	$(80)	$(389)	$(145)

Net income (loss)
BioLargo corporate	$(888)	$(1,042)	$(1,359)	$(1,853)
ONM Environmental	(113)	856	(207)	1,827
BLEST	(45)	16	(426)	(363)
BETI	(339)	(122)	(694)	(217)
BEST	(75)	(67)	(165)	(125)
BioLargo Canada	(105)	(144)	(219)	(294)
BCPG	(60)	—	(60)	—
Clyra Medical	(2,375)	(1,379)	(4,275)	(2,778)
Total	$(4,000)	$(1,882)	$(7,405)	$(3,803)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2026	BioLargo	ONM	CLYRA	BLEST	BETI	BioLargo Canada	Elimination	Total
Tangible assets	$515	$1,629	$2,113	$1,248	$46	$112	$(203)	$5,460
Operating lease right-of use	173	—	162	592	—	—	—	927
Finance lease right-of-use	—	—	282	—	—	—	—	282
Total	$688	$1,629	$2,557	$1,840	$46	$112	$(203)	$6,669

As of December 31, 2025	BioLargo	ONM	CLYRA	BLEST	BETI	BioLargo Canada	Elimination	Total
Tangible assets	$694	$2,331	$2,650	$1,169	$4	$321	$(224)	$6,945
Operating lease right-of use	238	—	175	615	—	—	—	1,028
Finance lease right-of-use	—	—	338	—	—	—	—	338
Total	$932	$2,331	$3,163	$1,784	$4	$321	$(224)	$8,311

Note 13. Leases

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the condensed consolidated statement of operations and comprehensive loss on a straight-line basis over the term of the operating lease agreement. Short-term leases less than one-year are not included in our analysis. For the three and six months ended June 30, 2026, rental expense totaled $102,000 and $210,000 and for the three months ended June 30, 2025, rental expense totaled $92,000.  The lease of our Westminster facility expires  August 2027.  The lease for Clyra Medical expires August 2030.  The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.  As of June 30, 2026, the weighted average remaining lease term for our operating leases was five years and the total remaining operating lease payments were $1,495,000.

Future minimum lease payments under noncancelable leases, reconciled to the Company’s discounted operating lease liabilities are as follows:

	BioLargo
Year ending	Corp / ONM	CLYRA	BLEST	Total
December 31, 2026	$84	$29	$80	$193
December 31, 2027	113	59	163	335
December 31, 2028	—	60	166	226
December 31, 2029	—	61	170	231
December 31, 2030	—	25	173	198
Thereafter	—	—	312	312
Total minimum lease payments	$197	$234	$1,064	$1,495
Less imputed interest	(20)	(63)	(435)	(518)
Total operating lease liabilities	$177	$171	$629	$977

Note 14.  Legal Proceedings

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Subsequent Events

The Company has evaluated subsequent events through the date of the filing of this Quarterly Report and report the following.

Stock Issuances

Subsequent to June 30, 2026, we have sold 3,500,000 shares of our common stock to Clearthink (see Note 3) and received $376,000 in gross proceeds.

Clyra Medical Financing Activities

Subsequent to June 30, 2026, Clyra issued guaranteed promissory notes in the aggregate amount of $325,000 to five accredited investors. The notes bear interest at the rate of 15% per annum, mature  July 31, 2029, and are guaranteed by BioLargo Inc. Each investor received a warrant to purchase an aggregate of number of Clyra common shares equal to the face amount of the note divided by 7.5, divided by two, at an exercise price of $7.50 per share, expiring July 31, 2031. Warrants to purchase an aggregate 21,666 shares of Clyra common stock were issued to the investors.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance and include statements regarding our capital needs, business plans, liquidity and financial condition, availability of funds, operating costs, and the markets in which we compete. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of these terms or other comparable terminology. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These factors include, among others, the risks described in our most recent Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. All forward-looking statements are expressly qualified in their entirety by this cautionary statement.

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2026, unless expressly stated otherwise, and we undertake no duty to update this information.

When we refer in this report to “BioLargo,” the “Company,” “our Company,” “we,” “us” and “our,” we mean BioLargo, Inc., and our subsidiaries, including BioLargo Life Technologies, Inc., which holds our intellectual property; ONM Environmental, Inc., which manufactures, markets, sells and distributes our odor and volatile organic compound ("VOC") control products; BioLargo Energy Technologies, Inc. (“BETI”), formed to commercialize our proprietary battery technology; BioLargo Canada, Inc., our primary research and development team operating in Edmonton, Alberta Canada; BioLargo Engineering, Science & Technologies, LLC (“BLEST”), a professional engineering services division in Oak Ridge Tennessee; BioLargo Equipment Solutions & Technologies, Inc., which sells our water treatment products; BioLargo CPG, LLC ("BCPG"), which was formed in May 2026 to commercialize household consumer products based on our technologies; BioLargo Development Corp., which employs and provides benefits to our employees; and Clyra Medical Technologies, Inc. (“Clyra Medical”), which commercializes our technologies in the medical and dental fields. All subsidiaries are wholly owned, except for BETI, BLEST, BCPG and Clyra Medical.

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

Why do we do this work? Every member of our team – including PhD scientists, engineers, and entrepreneurs – has a passion for seeking new, never-before-seen innovations that can make life better around the world. We care about safeguarding the environment and human health for future generations. We care about making technologies that are affordable and flexible enough to be accessed around the world. And we care about doing the work well - developing technologies that solve meaningful cleantech challenges.

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

We operate our business in distinct business segments:

●	Odor and VOC control products, including consumer pet and household products and CupriDyne® Clean Industrial Odor Eliminator, sold by our subsidiary ONM Environmental, Inc.;

●

Water treatment equipment and solutions, including our PFAS remediation system the Aqueous Electrostatic Concentrator (AEC), our water reuse and recycling technology co-developed with Garratt-Callahan called AROS, and sold by our subsidiary BioLargo Equipment Solutions & Technologies, Inc.;

●

Battery energy storage systems designed for grid-scale energy storage and other industrial uses under the brand name Cellinity™ being developed by our partially owned (94%) subsidiary BioLargo Energy Technologies, Inc.;

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

Consumer Products

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

BEST's board of directors includes Jeffrey Kightlinger, former CEO of the Metropolitan Water District of Southern California, Sally Gutierrez, retired career senior executive from the US Environmental Protection Agency (EPA), and Larry Dick, former Vice Chairman of the Metropolitan Water District of Southern California and board member of the Municipal Water District of Orange County. Each brings their significant and distinctive experience from decades in the water industry to BEST’s board to help the company create the necessary regulatory and industry connections that will be critical for its efforts to secure larger and more high-profile projects for its PFAS treatment and other water treatment technologies. These board members have been instrumental in efforts to raise awareness of our innovative treatment solutions within the water industry and EPA.

Securing sales in the water and wastewater industry is a very technically intensive process and can be long and arduous. The entirety of the sales cycle can be lengthy, in some cases even taking many months or, in the case of very large projects, multiple years. A typical sales timeline for a municipal drinking water or wastewater customer, from introduction to signing the contract for a full-scale install, usually requires feasibility studies, on-site pilot projects, budget approvals, State regulatory approvals, and more. Industrial clients may have shorter sales cycles but are under pressure to ensure that the Return on Investment (ROI) fits into company standards, so their reviews can also be lengthy. For any water treatment project, the process is also very engineering-intensive, and therefore the staff required to secure contracts for water treatment projects need to be engineers, in most cases. In our company, BLEST’s engineers fill this role.

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

Our AEC unit has been installed and is up and running in Lake Stockholm, New Jersey, and has been removing PFAS from drinking water for local residents for over six months. The AEC's performance is undergoing regular testing by both the U.S. EPA and the New Jersey Department of Environmental Protection to ensure it continues to meet their standards. We believe this project can validate for potential customers the AEC's use in municipal drinking water, and can showcase the AEC’s distinct advantages over incumbent technologies like carbon filtration and ion exchange, which include lower hazardous waste disposal costs.

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

We have successfully validated the AEC as an effective system to selectively extract and collect PFAS chemicals from contaminated water, including performance testing that shows “non-detect” levels of removal, which meets both state and federal regulations. In addition to the use in Lake Stockholm New Jersey, we have demonstrated more than 10,000 hours of continuous operation showing no materially significant degradation of the AEC system’s components or performance over time, and believe the costs to operate our system will be far less than that of the two primary incumbent technologies.

As we progress through the commercial rollout of our AEC technology, we continue to invest in innovation aimed at enhancing its commercial viability. These efforts are focused on improving system performance, reducing lifecycle costs, and strengthening the AEC’s competitive position within the PFAS treatment market. We remain committed to delivering scalable, cost-effective solutions that align with evolving regulatory requirements and market demand. We believe we are well-positioned in the PFAS-removal market for multiple reasons. We have successfully completed over a dozen pilot studies with prospective customers’ PFAS contaminated water from a variety of source waters including groundwater, wastewater and leachate; we have successfully maintained operation of our AEC PFAS treatment system for over 10,000 hours continuously, thus demonstrating its resilience to long-term use; we have submitted bids and proposals and have received indications of interest from a wide range of customer types; we have added several high-profile experts from the industry to our team who are assisting in opening doors to potential clients and collaborators; we have entered into discussions about partnership and opportunities for collaboration with industry-leading firms who have a gap in their PFAS treatment technology portfolio. While these opportunities do not convert into commercial sales overnight, they represent strong avenues for accelerating adoption of our PFAS treatment solution.

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

BioLargo Energy Technologies, Inc.

Our subsidiary BioLargo Energy Technologies, Inc. (“BETI”) was founded to commercialize a novel battery technology with the potential to help facilitate the ongoing shift toward renewable energy production by providing a safer, longer lasting, more eco-friendly, and more affordable alternative to lithium-ion batteries. Designed for long duration energy storage, also known as "battery energy storage systems" (BESS), our battery, called Cellinity™, uses a novel “liquid sodium” chemistry that uses common domestically sourced materials, and which has significant advantages over other battery chemistries for use in stationary, long-duration energy storage.

BETI operates out of a pilot-scale battery production facility in our Oak Ridge Tennessee engineering headquarters, and is currently manufacturing and testing prototype battery cells. A third party has confirmed many of the technology's exceptional performance claims that we believe will make it an attractive battery technology for long duration energy storage and other industrial uses such as artificial intelligence data centers, electric vehicle charging stations, and renewable energy, including the stability of the chemistry of the battery cell and the reliability of the component construction as a sealed, non-venting cell design with no self-discharging, and the battery's ability to quickly charge and discharge at a high voltage. It has also been proven that the battery can withstand catastrophic physical insults without causing fire or explosion, one of the battery’s key features. With this data confirmed by a third party, our engineers have begun work advancing Cellinity's development, including the design of a larger sized battery cell that would then be incorporated into battery packs, modules and batteries meant for industrial facilities. Simultaneously, our engineers are working to develop manufacturing processes that would allow scale production and a supply chain necessary to ensure costs of goods in line with market demand and conditions.

We believe our Cellinity batteries will have features that far surpass comparable lithium-ion batteries, the dominant incumbent technology in the market, including:

●	Increased safety, no runaway fire risks, and a more sustainable design – with no rare-earth elements – that is capable of being manufactured completely from a domestic supply chain;
●	Ability to charge and discharge completely, with no degradation of performance, ensuring virtually unlimited charge/discharge cycles, and without self-discharge and no out-gassing; and
●	Increased energy efficiency and energy density, and expected useful life expectancy of 20 years or more.

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

Clyra Medical Technologies, Inc.

Our partially owned subsidiary Clyra Medical Technologies, Inc. is a healthcare company that is developing and commercializing products based on our technologies designed to safely treat wound and skin infections and promote wound healing, while reducing the need for antibiotics. Clyra’s first products are based on its patented Clyrasept™ technology, which utilizes a Copper-Iodine Complex Solution (CICS) and received premarket clearance from the FDA under Section 510(k). Its first product is ViaCLYR™, a pH-balanced wound management solution indicated for wound management, cleansing, irrigation, moisturization, and debridement of acute and chronic wounds and burns, sold through wholesale distributors and sales agents. Clyra received a first purchase order for the ViaCLYR product from a U.S. based distributor in February 2026, and in May 2026 signed a distribution agreement with Al-Hikma FZCO, a healthcare distribution and marketing group headquartered in Dubai, United Arab Emirates, to exclusively distribute ViaCLYR across 18 countries spanning the Gulf Cooperation Council, the Levant, North Africa, and select adjacent markets.

Clyra has 14 full time employees, and has increased staff and raised capital to ready the company to launch additional products. Clyra’s management team includes Medical Director Dr. Jeffrey Marcus, who is Chief of Plastic, Maxillofacial, and Oral Surgery at  Duke University, Nicholas Valeriani, chairman of the board of directors of Edwards Lifesciences and who had a 34-year career with Johnson & Johnson where he held numerous leadership positions in engineering, manufacturing, sales and marketing, and Linda Park of Edwards Lifesciences, where she serves as Corporate Secretary, Senior Vice President and Associate General Counsel, and as a board member of the Edwards Lifesciences Foundation.

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

BLEST operates out of an engineering facility in Oak Ridge, Tennessee (a suburb of Knoxville), and employs a group of scientists and engineers, many of whom are owners of the entity (BioLargo owns 70%). The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. Many of the other team members are also former employees of CB&I and Shaw, with the exception of more recent staff hires. The team is highly experienced across multiple industries and we believe they are considered experts in their respective fields, including: chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management and testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting, project management, storm water design and permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities. The team has decades of high-level experience in the energy industry. The engineering team has also developed an extended network of trusted engineering subcontractors that assist in serving specific client projects as needed.

BLEST engineers generate revenue through services to third party clients, as well as for internal BioLargo projects such as the AEC and battery (revenues from internal projects are eliminated in the consolidation of our financial statements and are designated “intersegment revenue”). Third party contracts include ongoing work at U.S. Air Force bases for air quality control which generate ongoing contract-based revenue of approximately $100,000 per month. Efforts to expand this work as well as with other clients are consistently ongoing. In April 2026 BLEST was engaged to design a pilot-scale minerals processing facility that will remediate and, utilizing a patented BioLargo process, will create a beneficial reuse of a legacy mineral waste deposit associated with a historically impacted site in the western United States. Work on the $1.2 million contract has begun and is expected to continue through second quarter of 2027, and is expected to lead to the design and construction of a larger processing facility.

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

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2026, our revenues decreased  55% and 61% as compared with the same periods in 2025. The decrease is due to the cessation of sales of private-labeled pet odor control products sold to a third party under the brand name “Pooph” in August 2025. During the three and six months ended June 30, 2025, such sales had comprised 57% and 69% of our consolidated revenue. Our financial statements separate revenue based on products and services. Revenues from the sale of products totaled $421,000 and $999,000 for the three and six months ended June 30, 2026, a 79% decrease compared the same periods in 2025.  Revenues from services totaled $827,000 and $1,364,000 for the three and six months ended June 30, 2026, an increase of 7% and 10% compared to the same periods in 2025.

ONM Environmental

Our wholly-owned subsidiary ONM Environmental generates revenues through sales of our flagship product CupriDyne Clean to industry, including related design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities.

Revenue (ONM Environmental)

ONM Environmental’s revenues decreased  77% and 81% in the three and six months ended June 30, 2026, compared with the same periods in 2025. The decrease in revenues was due to a decrease in the volume of sales of our pet odor product private labeled to a third party under the brand name "Pooph", offset by sales of industrial odor control products.

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM Environmental’s costs of goods sold for the three and six months ended June 30, 2026, were 37% and 36% a decrease of 8% and 14% compared to the same periods in 2025. The decrease in cost of goods sold is due to the change in revenue concentration across product lines.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s selling, general and administrative expenses ("SG&A") for the three and six months ended June 30, 2026 totaled $407,000 and $778,000, an increase of 47% and 27% compared with the same periods in 2025.  The increase is due to increases in salaries, professional fees and insurance expense.

Operating Income (ONM Environmental)

ONM Environmental generated an operating loss totaling $110,000 and $204,000 in the three and six months ended June 30, 2026, compared to operating income totaling $823,000 and $1,780,000 for the three and six months ended June 30, 2025. The operating loss is primarily due to the decrease in revenues.

BLEST (engineering)

Revenue (BLEST)

BLEST generated $777,000 and $1,314,000 in third-party service revenues in the three and six months ended June 30, 2026, an increase of 1% and 6% compared to the third-party service revenues in the same periods in 2025. This increase was due to an increase in fixed fee contracts at U.S. Air Force bases.

In addition to providing services to third party clients, BLEST provides services for internal BioLargo projects. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements. In the three and six months ended June 30, 2026, intersegment revenue for BLEST totaled $313,000 and $574,000.  In the three and six months ended June 30, 2025, intersegment revenue for BLEST totaled $169,000 and $393,000.

Cost of Revenues (BLEST)

BLEST’s cost of revenues includes employee labor, subcontracted costs and material costs. In the three and six months ended June 30, 2026, costs were 51% and 63% of revenues, versus 58% in the same periods in 2025. The fluctuation is related to our fixed fee contracts, compared to product sales, which had more direct costs.

Selling, General and Administrative Expense (BLEST)

BLEST’s SG&A expenses were $168,000 and $434,000 in the three and six months ended June 30, 2026, compared to $224,000 and $556,000 in the three and six months ended June 30, 2025. The decrease is due to the timing of expenses in the prior period and does not reflect a decrease in SG&A activity or employees.

Operating Loss (BLEST)

BLEST generated an operating loss of $45,000 and $426,000 in the three and six months ended June 30, 2026, compared to an operating income of $16,000 and an operating loss of $364,000 in the three and six months ended June 30, 2025.  The operating losses are reflective of the focus at BLEST on advancing internal BioLargo projects such as the Cellinity battery and AEC water treatment system.

Clyra Medical

Clyra Medical did not generate revenue in the three months ended June 30, 2026, and generated revenues of $154,000 in the six months ended June 30, 2026.  Clyra Medical did not generate revenue in 2025.  The increase in revenue is due to the sale of ViaCLYR wound irrigation solution to a newly engaged distributor. In the three and six months ended June 30, 2026, Clyra incurred an operating loss of $2,105,000 and $3,826,000, which included $610,000 and $1,131,000 in research and development expenses. In the same periods in 2025, the operating loss totaled $1,263,000 and $2,580,000, which included $229,000 and $564,000 in research and development expenses. The increases in costs and expenses are primarily related to an increased number of employees, increased product development work, and stock option expense.

BETI

BioLargo Energy Technologies, Inc. (BETI) is developing our Cellinity battery, and has not generated revenue. For the three and six months ended June 30, 2026, it incurred total costs and expenses of $339,000 and $694,000, which included $156,000 and $298,000 in research and development expenses.  In the same periods in 2025, total costs and expenses were $122,000 and $217,000, which included $54,000 and $113,000 in research and development expenses. We are focused on recruiting business and financial partners to facilitate additional capital investment and move the product to commercialization.

BEST

BioLargo Equipment Solutions & Technologies, Inc. (BEST) was formed in fiscal year 2024 to commercialize BioLargo's proprietary water treatment equipment, including its PFAS removal device the AEC. As the first AEC sale occurred prior to the Company's formation, and the sales cycle for advanced water treatment systems is long, BEST has not yet generated revenues. We intend future water treatment projects to be contracted through BEST. During the three and six months ended June 30, 2026, it incurred $75,000 and $165,000 of total expenses. In the same periods in 2025, it incurred $67,000 and $125,000 in total expenses primarily related to administrative activities.

Selling, General and Administrative Expense – consolidated

Our SG&A expenses include both cash (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). For the three and six months ended June 30, 2026 consolidated SG&A increased 23% and 16% as compared with the three and six months ended June 30, 2025. The largest components of our SG&A expenses included (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Salaries and payroll related	$1,045	$1,144	$1,907	$2,199
Professional fees	486	281	925	485
Consulting	594	354	869	756
Office expense	646	464	1,262	904
Rent expense	143	125	292	245
Depreciation expense	32	35	64	76
Sales and marketing	73	88	220	265
Investor relations	161	103	273	144
Board of director expense	135	94	257	176
Total Selling, General & Administrative	$3,315	$2,688	$6,069	$5,250

In the three and six months ended June 30, 2026, our non-cash expenses from the issuance of stock and stock options totaled $975,000 and $1,744,000 compared to $728,000 and $1,440,000 for the three and six months ended June 30, 2025. The majority of this stock option expense is recorded in employee salaries and consulting expense. The reduction in salaries and payroll related expenses is due to an Employee Retention Tax Credit recognized in the six months ended June 30, 2026, offset by an increased number of employees. Professional fees increased in the three and six months ended June 30, 2026, due to increased corporate activity related to new private securities offerings for BioLargo and Clyra, legal proceedings related to ONM Environmental, and other organizational needs that required professionals. Office expense increased due to an increase in insurance premiums.

Research and Development

In the three and six months ended June 30, 2026, we spent $1,088,000 and $1,995,000 in the research and development of our technologies and products. This was an increase of 103% and 51% as compared to the three and six months ended June 30, 2025. The increase is primarily due to the timing of project work and available working capital.

Interest Income and Expense

Our interest income for the three and six months ended June 30, 2026, was $13,000 and $85,000 compared to $35,000 and $63,000 in the three and six months ended June 30, 2025. Our interest expense for the three and six months ended June 30, 2026, was $285,000 and $474,000 compared to $115,000 and $208,000 in the three and six months ended June 30, 2025. The increase is related to the increase of Clyra Medical debt obligations.

Other Income and Expense

For the three and six months ended June 30, 2026, we did not receive any grant income, compared to no grant income for the three months ended June 30, 2025, and $6,000 of grant income for the six months ended June 30, 2025. Grant income is primarily generated through our wholly owned Canadian subsidiary. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. Grant funds paid directly to third parties are not included as income in our condensed consolidated financial statements.

Net Loss

Net loss for the three and six months ended June 30, 2026, was $4,000,000 and $7,405,000 a loss of $ (0.01) and $ (0.02) per share, compared to a net loss for the three and six months ended June 30, 2025, of $1,882,000 and $3,803,000 a loss of $ (0.004) and $ (0.008) per share. Our net loss for the three and six months ended June 30, 2026, increased because of the decrease in revenue.

The net income (loss) per business segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
BioLargo corporate	$(888)	$(1,042)	$(1,359)	$(1,853)
ONM	(113)	856	(207)	1,827
Clyra Medical	(45)	16	(426)	(363)
BLEST	(339)	(122)	(694)	(217)
BETI	(75)	(67)	(165)	(125)
BEST	(105)	(144)	(219)	(294)
BCPG	(60)	—	(60)	—
BioLargo Canada	(2,375)	(1,379)	(4,275)	(2,778)
Net loss	$(4,000)	(1,882)	(7,405)	(3,803)

Liquidity and Capital Resources

For the six months ended June 30, 2026, we generated revenues of $2,363,000, had a net loss of $7,405,000, used $5,973,000 net cash in operating activities, and received $4,469,000 net cash from financing activities. As of June 30, 2026, we had current assets of $3,499,000, including $2,188,000 cash and cash equivalents. As of June 30, 2026, we had current liabilities of $4,765,000, and working capital deficit of $1,266,000. We do not believe gross profits in the year ending December 31, 2026, will be sufficient to fund our operational costs for the reminder of the year, and therefore expect we will continue need further investment capital to fund our business plans and investments in our technologies. The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to increase revenues, generate cash from operations, and/or generate cash from financing activities. If we are unable to raise additional cash through gross profits or financing activities, management may choose to curtail portions of our operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Our significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements are described in (i) in Part I, Item 1 of this Form 10-Q, Note 2, “Summary of Significant Accounting Policies” and (ii) in the Form 10-K for the year ended December 31, 2025, filed with the SEC on March 4, 2026, in the Notes to Consolidated Financial Statements in Part II, Item 8, and “Critical Accounting Policies and Estimates” in Part II, Item 7. There have been no material changes to the Company’s critical accounting policies and estimates since the filing of its Form 10-K.

Item 4.         Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended – the “Exchange Act”) as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On April 9, 2026, we filed with the SEC a registration statement on Form S-1 registering Clearthink's sale of the shares to be issued to Clearthink under the Purchase Agreement, which was declared effective by the SEC on April 15, 2026. From the April 15, 2026 commencement date through June 30, 2026, we sold 3,250,000 shares of our common stock to Clearthink and received $391,000 in gross and net proceeds. Subsequent to June 30, 2026 through August 12, 2026, we have sold 3,000,000 shares of our common stock to Clearthink and received $323,000 in gross  and net proceeds.

Item 6.         Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Company's annual report on Form 10-KSB filed on May 23, 2003)
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007 (incorporated by reference to Exhibit 3.1 to the Company's annual report on Form 10-KSB filed on May 4, 2007)
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018 (incorporated by reference to Exhibit 3.4 to the Company's Post Effective Amendment on Form Pos Am filed on June 22, 2018)
3.4	Certificate of Amendment to Certificate of Incorporation, filed August 30, 2022 (incorporated by reference to Exhibit 3.4 to the Company's quarterly report on Form 10-Q filed on November 14, 2022)
4.1	Form of Stock Options issued in exchange for reduction in accounts payable. (incorporated by reference to Exhibit 4.12 to the Company's annual report on Form 10-K filed on March 31, 2015)
4.2	2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's annual report on Form S-8 filed on June 22, 2018)
4.3	2024 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's quarterly report on Form 10-Q filed on May 15, 2026)
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

Date: August 14, 2026	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: August 14, 2026	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer